Form 10-Q
period 1998-03-31
FOX FAMILY WORLDWIDE INC
filed 1998-05-15
CIK 1023186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-12995

                          FOX FAMILY WORLDWIDE, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                             95-4596247
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification No.)

                           10960 WILSHIRE BOULEVARD
                         LOS ANGELES, CALIFORNIA 90024
                   (Address of principal executive offices)

      Registrant's Telephone Number, Including Area Code: (310) 235-5100

                           FOX KIDS WORLDWIDE, INC.
      Former name, address and fiscal year, if changed since last report

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES [X]                   NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1998, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                 Combined     Consolidated
                                                                                                ----------    ------------
                                                                                                 June 30,       March 31,
                                                                                                   1997          1998
                                                                                                              (unaudited)
                                                                                                ----------    ------------
                                                                                                      (In thousands)
Assets:
Cash and cash equivalents....................................................................    $ 28,877       $   82,311
Restricted cash..............................................................................       8,000            8,000
Accounts receivable, net.....................................................................      63,316          137,161
Amounts receivable from related parties......................................................      29,037           35,364
Programming costs, less accumulated amortization.............................................     235,575          413,083
Property and equipment, at cost, less accumulated depreciation...............................       8,921           73,637
Deferred income taxes........................................................................      17,651           35,981
Intangible assets, less accumulated amortization.............................................          --        1,646,052
Other assets, net............................................................................      21,024           84,872
                                                                                                 --------       ----------
 Total assets................................................................................    $412,401       $2,516,461
                                                                                                 ========       ==========
Liabilities and stockholders' equity:
Accounts payable.............................................................................    $ 19,481       $   30,671
Accrued liabilities..........................................................................      42,991          139,529
Deferred revenue.............................................................................      40,794           81,777
Accrued programming expenditures.............................................................       9,796           73,069
Accrued residuals and participations.........................................................      45,881           53,086
Income taxes payable.........................................................................       3,257            3,246
Deferred income taxes........................................................................       1,250           11,981
Debt.........................................................................................      57,592        1,728,016
Amounts payable to related parties...........................................................      58,672             --
                                                                                                 --------       ----------
 Total liabilities...........................................................................    $279,714       $2,121,375
Commitments and contingencies:
Series A Preferred Stock, $0.001 par value; 500,000 shares authorized; 345,000
 shares issued and outstanding ($1,000 per share liquidation value)..........................        --            345,000
Stockholders' equity
   Preferred Stock, $0.001 par value; 19,500,000 shares authorized; no shares
    issued or outstanding....................................................................        --               --
   Preferred Class A Members' Interest.......................................................      50,000             --
   Common Stock, no par value, 1000 shares authorized,
    816.16 shares issued and outstanding (June 30, 1997) (FCN Holding).......................           1             --
   Common Stock, $.01 par value, 10,000 shares authorized;
    800 shares issued and outstanding  (June 30, 1997)
    (Saban Entertainment, Inc.)..............................................................        --               --
   Class A Common Stock, $0.001 par value; 16,000,000 shares
    authorized, .02 shares issued and outstanding (June 30, 1997);
    160,000 shares issued and outstanding (March 31, 1998)...................................        --               --
   Class B Common Stock, $0.001 par value; 16,000,000 shares
    authorized, 2 shares issued and outstanding (June 30, 1997);
    15,840,000 shares issued and outstanding (March 31, 1998)................................        --                 16
   Contributed capital.......................................................................      59,454           61,032
   Cumulative translation adjustment.........................................................        (803)            (758)
   Retained earnings (deficit)...............................................................      24,035          (10,204)
                                                                                                 --------       ----------
   Total stockholders' equity................................................................     132,687           50,086
                                                                                                 --------       ----------
 Total liabilities and stockholders' equity..................................................    $412,401       $2,516,461
                                                                                                 ========       ==========


                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.,
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                            STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                            MARCH 31, 1997 AND 1998
                                  (UNAUDITED)


                                                               Three Months Ended                        Nine Months Ended
                                                                   March 31,                                March 31,
                                                         1997                     1998              1997                  1998
                                                       combined               consolidated        combined            consolidated
                                                     -------------            -----------     -------------           ------------
                                                     (In thousands, except per share data)    (In thousands, except per share data)

Net revenues.......................................    $59,288                $153,441          $233,078               $486,412
Costs and expenses:
  Production and programming.......................     38,331                  79,660           135,133                274,957
  Selling, general and administrative..............     14,888                  33,459            41,720                 95,894
  Fox Kids Network affiliate
    participations.................................       (976)                   (500)            6,097                   (335)
  Amortization of intangible assets................       --                    10,463              --                   27,899
                                                       -------                --------          --------               --------
Operating income...................................      7,045                  30,359            50,128                 87,997
Equity in loss of unconsolidated affiliate.........        638                   1,174               638                  3,562
Other expense......................................       --                       122              --                      184
Interest expense...................................        716                  37,972             2,244                 96,360
                                                       -------                --------          --------               --------
Income (loss) before provision for income
  taxes............................................      5,691                  (8,909)           47,246                (12,109)
Provision  (benefit) for income taxes..............      1,042                   ( 944)           12,557                  1,459
                                                       -------                --------          --------               --------
Net income (loss)..................................    $ 4,649                $ (7,965)         $ 34,689               $(13,568)
                                                                              ========          ========               ========
Net income (loss) attributable to common
  shareholders.....................................    $ 4,649                $(15,621)         $ 34,689               $(34,239)
                                                       =======                ========          ========               ========

Net income (loss) per common share -- basic and
  diluted..........................................    $   .29                $   (.98)         $   2.17              $   (2.14)
                                                       =======                ========          ========              =========
Weighted average shares outstanding -- basic and
  diluted..........................................     16,000                  16,000            16,000                 16,000
                                                       =======                ========          ========              =========



                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                            STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                            MARCH 31, 1997 AND 1998
                                  (UNAUDITED)

                                                                                              Combined           Consolidated
                                                                                                1997                 1998
                                                                                              --------           ------------
                                                                                                    (In thousands)
OPERATING ACTIVITIES
Net income (loss)...........................................................................  $  34,689         $   (13,568)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Amortization of programming costs........................................................    106,039             220,213
   Depreciation.............................................................................      2,355               9,362
   Amortization of intangible assets........................................................         --              28,204
   Cumulative translation adjustment........................................................        (67)                 45
   Equity in loss of unconsolidated affiliate...............................................        638               3,562
   Non cash interest expense................................................................         --              34,361
   Changes in operating assets and liabilities:
       Accounts receivable..................................................................     (6,149)             (7,637)
       Amounts receivable from related parties..............................................     10,142              (5,817)
       Additions to programming costs.......................................................   (147,321)           (260,135)
       Other assets.........................................................................     (1,838)            (21,747)
       Accounts payable and accrued liabilities.............................................     12,373              20,692
       Accrued residuals and participations.................................................      8,988               6,731
       Income taxes payable and deferred income taxes.......................................      9,732              12,847
       Deferred revenue.....................................................................    (31,721)             22,541
       Accrued programming expenditures.....................................................     (3,379)            (17,153)
                                                                                              ---------         -----------
Net cash (used in) provided by operating activities.........................................     (5,519)             32,501
INVESTING ACTIVITIES
Purchase of property and equipment..........................................................     (2,421)             (7,841)
Acquisition of TV10.........................................................................     (8,550)             (1,349)
Acquisition of International Family Entertainment, Inc., net of preferred stock.............         --          (1,350,677)
Sale of marketable securities...............................................................         --              61,396
Increase in assets held for sale............................................................         --             (51,014)
                                                                                              ---------         -----------
Net cash (used in) provided by investing activities.........................................    (10,971)         (1,349,485)
FINANCING ACTIVITIES
Proceeds from bank borrowings...............................................................     26,126           1,282,063
Payments on bank borrowings.................................................................     (3,415)           (836,753)
Dividends on preferred stock................................................................         --             (20,671)
Proceeds from issuance of Preferred Class A Members' interest...............................     10,000                  --
Proceeds from NAHI Bridge Loan..............................................................         --             345,514
Paydown on NAHI Bridge Loan.................................................................         --            (250,819)
Issuance of Senior Notes....................................................................         --             475,000
Issuance of Senior Discount Notes...........................................................         --             375,001
Issuance of common stock....................................................................         --                  10
Advances (to) from related parties..........................................................    (22,724)              1,073
                                                                                              ---------         -----------
Net cash provided by financing activities...................................................      9,987           1,370,418
                                                                                              ---------         -----------
(Decrease) Increase in cash and cash equivalents............................................     (6,503)             53,434
Cash and cash equivalents at beginning of period............................................     16,044              28,877
                                                                                              ---------         -----------
                                                                                              $   9,541         $    82,311
                                                                                              =========         ===========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)


Note 1--Preparation of Consolidated Financial Statements

    The accompanying unaudited consolidated financial statements of Fox Family Worldwide, Inc. (formerly Fox Kids Worldwide, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

    The financial statements as of June 30, 1997 and for the three and nine months ended March 31, 1997 reflect the combined financial statements of Saban Entertainment, Inc., a Delaware corporation ("Saban"), FCN Holding, Inc., a Delaware corporation ("FCN Holding") and Fox Kids Worldwide, LLC, a Delaware limited liability ("LLC"). On August 1, 1997, the Company effected a reorganization pursuant to which Saban, FCN Holding and the LLC became wholly owned subsidiaries of the Company. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-4 (File No. 333-12995), as amended, filed with the Securities and Exchange Commission.


Note 2--Significant Accounting Policies

Net Income (Loss) per Common Share

    The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. In accordance with this new statement, prior years' earnings per share ("EPS") is restated, if applicable. SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. Basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities.

    The per share data is based upon 16,000,000 shares deemed to be outstanding during each period. Common equivalent shares, consisting of outstanding stock options, are included in the calculation to the extent they are dilutive. For the three and nine month periods ended March 31, 1998 (unaudited), the net loss per common share gives effect to dividends on the Series A Preferred Stock amounting to $7,656,000 and $20,671,000, respectively.

Note 3--Programming Costs

    Programming costs, less accumulated amortization, are comprised of the following:

                                                                              JUNE 30, 1997
                                                      -----------------------------------------------------------
                                                                             (in thousands)
                                                                                                     PROGRAMMING
                                                                                                     COSTS, LESS
                                                                             ACCUMULATED             ACCUMULATED
                                                         COST               AMORTIZATION            AMORTIZATION
                                                      -----------           -------------           -------------
Children's programming............................     $  860,582              $  723,751              $136,831
Movies and mini-series/Family programming.........        135,685                  99,162                36,523
Projects in production............................         58,167                      --                58,167
Development.......................................          4,054                      --                 4,054
                                                      -----------           -------------           -------------
                                                       $1,058,488              $  822,913              $235,575
                                                      ===========           =============           =============




                                                                               MARCH 31, 1998
                                                      -----------------------------------------------------------
                                                                               (in thousands)

                                                                                                     PROGRAMMING
                                                                                                     COSTS, LESS
                                                                             ACCUMULATED             ACCUMULATED
                                                         COST               AMORTIZATION            AMORTIZATION
                                                      ----------            -------------           -------------
Children's programming............................    $1,018,497               $  867,208              $151,289
Movies and mini-series/Family programming.........       370,515                  175,918               194,597
Projects in production............................        61,526                     --                  61,526
Development.......................................         5,671                     --                   5,671
                                                     -----------            -------------           -------------
                                                      $1,456,209               $1,043,126              $413,083
                                                     ===========            =============           =============



Note 4--Acquisition of International Family Entertainment, Inc.

    In September 1997, the Company completed the acquisition of International Family Entertainment, Inc. ("IFE"). The following unaudited pro forma information for the nine months ended March 31, 1997 and 1998 reflect the results of the Company's consolidated operations as if the acquisition occurred at the beginning of each period presented. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have been reported had the acquisition occurred at the beginning of each period presented.

                                                                                                    Nine Months Ended
                                                                                                        March 31,
                                                                                     ----------------------------------------------
                                                                                           1997                          1998
                                                                                     --------------                  --------------
                                                                                         (in thousands, except per share data)
Revenues..........................................................................      $ 466,533                     $510,897
Net loss..........................................................................        (23,961)                     (27,081)
Net loss per common share -- basic and diluted....................................          (2.95)                       (3.15)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This filing contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming of The Family Channel; (c) the impact of competition; and (d) the expansion of the Company's international channels and certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Registration Statement on Form S-4 as well as the information set forth below. Factors that may affect the Company's results and financial condition are discussed under the caption "Future Operating Results" below.


    RESULTS OF OPERATIONS

    Revenues increased 159% to $153.4 million and 109% to $486.4 million for the three and nine month periods ended March 31, 1998, respectively, from $59.3 million and $233.1 million for the same prior year periods. The increase is principally due to the inclusion of $79.0 million and $213.4 million of revenues from IFE for the three and nine month periods, respectively. The Company acquired a controlling interest in IFE on August 1, 1997. Revenues were also positively impacted by the home video releases of "Casper: A Spirited Beginning" and "Turbo: A Power Rangers Movie" during the nine months ended March 31, 1998. Power Ranger revenues (including "Turbo: A Power Rangers Movie") were $15.8 million and $40.6 million for the three and nine months ended March 31, 1998 as compared to $16.8 million and $54.3 million for the three and nine months ended March 31, 1997. As a result of the acquisition of IFE, the Company expects that although Power Rangers will remain an important component of the Fox Kids Network business, it will represent a smaller percentage of the Company's overall revenues. The Company is currently in production of three new direct to video movies for release in the first half of fiscal 1999, including a sequel to "Casper: A Spirited Beginning," "Addams Family Reunion" and "Richie
Rich: A Christmas Wish".

    Production and programming costs increased 108% to $79.7 million and 103% to $275.0 million for the three and nine month periods ended March 31, 1998, respectively, from $38.3 million and $135.1 million for the same prior year periods. These increases were driven not only by the inclusion of IFE, but also by significantly higher amortization rates on the home video releases referred to above. Production and programming costs as a percentage of total revenues decreased to 52% for the three month period ended March 31, 1998 from 65% for the same period in 1997 and to 57% for the nine month period ended March 31, 1998 from 58% for the same period in 1997. These decreases are due primarily to the inclusion of eight months of activity of IFE which has lower production and programming costs as a percentage of revenues than the Company has historically experienced. This trend is expected to continue.

    Selling, general and administrative expenses increased 125% to $33.5 million and 130% to $95.9 million for the three and nine month periods ended March 31, 1998, respectively, from $14.9 million and $41.7 million for same prior year periods. The nine month increase of $54.2 million is due primarily to expenses associated with the Company's international channels ($10.8 million) and the inclusion of eight months of activity of IFE ($41.2 million). For the three months ended March 31, 1998, the increase of $18.6 million is due principally to expenses associated with the Company's international channels ($5.2 million) and the inclusion of IFE activity ($13.3 million).

    Fox Kids Network affiliate participation expense decreased 49% to $(0.5) million and 105% to $(0.3) million for the three and nine month periods ended March 31, 1998, respectively, from $(1.0) million and $6.1 million for the same prior year periods. The decrease in both periods is due to lower net profits, as defined in the affiliation agreements, resulting from lower ratings and higher marketing costs for the Fox Kids Network.

    In February 1998, the Company reached an agreement in principle with the Board of Governors representing the non-Fox owned and operated Fox Kids Network Affiliates (the "Affiliate Board") to modify the financial arrangements between the Fox Kids Network and its affiliates. Commencing July 1, 1998, all of the affiliated stations will be paid an aggregate amount of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network and (iii) increased allocation of advertising inventory for approximately three and one-half years to be used principally for cross-promotion. This agreement is subject to approval by the individual affiliated stations. There can be no assurance that the individual affiliated stations will approve the agreement.

    Amortization of intangible assets results from the acquisition of IFE. These intangible assets are being amortized over 40 years.

    The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10, a cable network based in The Netherlands. The Company acquired its initial interest in TV10 in March 1997.

    Interest expense increased by $37.3 million and $94.1 million for the three and nine month periods ended March 31, 1998, respectively, as compared to the same periods in 1997. The increase is due to interest on the debt incurred in connection with the acquisition of IFE.

    The Company's provision for income taxes for the three and nine month periods ended March 31, 1998 reflects the non-deductibility for tax purposes of amortization of intangible assets as well as foreign withholding taxes. The effective tax rate, excluding the amortization of intangible assets, is 9% as compared to 27% for the nine months ended March 31, 1997. The decrease is largely due to interest on acquisition debt and losses generated by the Company's international channels.

    Due primarily to the amount of interest expense and amortization of intangible assets, the Company does not expect to report net income for fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

    In September 1997, the Company completed the acquisition of IFE. The total consideration for the acquisition of IFE was approximately $1.9 billion, including assumption of debt, and was financed by $1.25 billion borrowed under a credit facility dated September 4, 1997 between the Company and Citicorp USA, Inc., among others (the "Old Credit Facility"), approximately $345 million through the issuance of Series A Preferred Stock to Liberty IFE, Inc. and the balance through a subordinated note issued to News America Holdings Incorporated (the "NAHI Bridge Note"). In October 1997, the Company effected an offering (the "Offering") of 10.25% Senior Discount Notes due 2007 and 9.25% Senior Notes due 2007 (the "Debentures") resulting in net proceeds to the Company of approximately $830 million. Of the net proceeds, $215 million was used to repay a portion of the NAHI Bridge Note and the balance of $615 million was used to repay indebtedness under the Old Credit Facility. Approximately $105 million (including accreted interest) was outstanding under the NAHI Bridge Note at March 31, 1998; however, no payments are due under the NAHI Bridge Note until March 2008.

    As part of the Offering, the Company amended the Old Credit Facility to include a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility (the "Amended Credit Facility"). The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest, through November 30, 1998, at the Company's option at a rate per annum equal to either LIBOR plus a 1.5% interest rate margin or a base rate plus a .5% interest rate margin, after which the rate adjusts based on a leverage ratio. As of March 31, 1998, $90 million was available for additional borrowings under the Amended Credit Facility.

    As a result of the acquisition of IFE and the financing transactions described above, the Company's principal liquidity requirements arise from interest and preferred stock dividend payments. The Company also anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisitions could result in additional capital requirements. In addition to the foregoing, the Company expects to incur expenditures of approximately $28 million over the next 12 months to support its existing international channels as well as the launch of future international channels. If the Company's agreement in principle with the Affiliate Board is approved by the individual affiliated stations, commencing July 1, 1998 the Company will be obligated to pay all of the affiliates an aggregate of approximately $15 million per year for five years in exchange for
(i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network and (iii) increased allocation of advertising inventory for approximately three and one-half years to be used principally for cross-promotion.

    Net cash provided by operating activities of the Company during the nine month period ended March 31, 1998 was $32.5 million.

    Net cash used in investing activities of the Company during the nine month periods ended March 31, 1998 and March 31, 1997 was $1,349.5 million and $11.0 million, respectively. The Company's net cash flow used in investing activities for the nine months ended March 31, 1998 primarily related to the acquisition of IFE. The Company's net cash flow used in investing activities for the nine months ended March 31, 1997 included $8.6 million incurred in connection with the purchase in March 1997 of a 90% interest in TV10, a cable network in The Netherlands.

    Net cash provided by financing activities of the Company during the nine month period ended March 31, 1998 and March 31, 1997 was $1,370.4 million and $10.0 million, respectively. The financing activities for the nine months ended March 31, 1998 related to bank and other borrowings in connection with the IFE acquisition, while the financing activities for the nine months ended March 31, 1997 consisted of proceeds from bank borrowings and the issuance of Preferred Class A Members' interest, less paydowns of related party borrowings.

    The Company's total unrestricted cash balances at March 31, 1998 were $82.3 million.

    The Company believes that the $90 million of available borrowings under the Amended Credit Facility, together with cash flow from operations and cash on hand, should be sufficient to fund its operations and service its debt for at least the next 12 months.


FUTURE OPERATING RESULTS

  The businesses in which the Company engages are highly competitive. Each of the Company's primary business operations is subject to competition from companies which, in some instances, have greater production, distribution and capital resources than the Company.

  In the United States, the Company currently competes through The Family Channel and Fox Kids Network, and will compete through the Fox Family Channel and Fox Kids Network, with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, TNT, Lifetime, The Cartoon Network and Nickelodeon, for market acceptance of its programming, viewership ratings and related advertising revenues. Further, the Company vies for audiences with independent television stations, suppliers of cable television programs, radio and other forms of media. The Company intends to differentiate itself from its competition by cross-promoting programming between the Fox Family Channel and the Fox Kids Network. As a result of heightened competition for the children ages 2-11 category, the broadcast networks suffered a decline in ratings of their children's programming during the last two television seasons, and there can be no assurance that the decline will not continue. In addition, increased competition for viewers in the cable industry may result from technological advances, such as digital compression technology, which allow cable systems to expand channel capacity; the further deployment of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable; and "multiplexing," in which programming services offer more than one feed of their programming. The increased number of choices available to the Fox Family Channel's and Fox Kids Network's viewing audiences as a result of technological advances may lead to a reduction in the Company's market share.

  The Company competes for advertising revenue with the television programming services described above, as well as with other national and international television programming services, superstations, broadcast television networks, local over-the-air television stations, radio and print media, in addition to alternative delivery services that now exist or are expected to develop in the future. More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

  Internationally, the Company contends with a large number of U.S.-based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon, with whom the Company must also compete in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations which may stipulate certain local content requirements.

  The Company expects this competition to continue and intensify throughout 1998 and beyond. The Company's future operating results will depend, in part, on its ability to compete in the development or acquisition of programming, for advertising revenue, ratings and clearances.

  The Company's future operating results also will depend to a considerable extent on its ability to integrate IFE. The IFE acquisition expanded the Company's operations into the cable television business, a business in which it had never before operated. The cable television business is highly competitive, subject to government regulation and at risk to technological change. In the cable television market the Company is subject to competition from other cable television companies which, in many instances, have greater production, distribution and capital resources than the cable television operations of the Company. The Company intends to change the programming of The Family Channel and there is no guarantee that the reprogrammed channel will retain its existing viewers or attract new viewers. If the ratings of The Family Channel when reprogrammed as the Fox Family Channel were to fail to meet the Company's expectations, the Company could be materially adversely affected. The Company acquired IFE with the expectation that the acquisition would result in synergies for the combined business. These include the potential to realize a greater return on its children's programming library through distribution on the Fox Family Channel and operational synergies. Achieving these anticipated business benefits will depend in part on whether the operations of IFE can be integrated with the operations of the Company in an efficient, effective and timely manner and the success of the programming changes at The Family Channel currently anticipated to be introduced in August 1998. In addition, the integration of operations of IFE into the Company will require the dedication of management resources. The inability of management to integrate successfully the operations of the companies could have a material adverse effect on the business, results of operations and financial condition of the Company.

  A significant portion of the Company's revenues are derived from the creation, development, production, acquisition, international distribution, merchandising and other exploitation of children's television properties. The Company competes with major motion picture studios, such as Warner Bros. Television Distribution, Inc. and the Walt Disney Company, and animation production companies, including Hanna Barbera and Film Roman, for the services of writers, producers, animators, actors and other creative personnel and specialized production facilities. The success of any series depends upon unpredictable and volatile factors beyond the Company's control, such as children's preferences, competing programming and the availability of other entertainment activities for children. A shift in children's interests could cause the Company's current television programming to decline in popularity, which could materially and adversely affect the Company's results of operations and financial condition. The ability of the Company to continue successfully to exploit the merchandising opportunities afforded by its programs will also be dependent on the favorable ratings of the programs and the ability of the Company's characters to continue to provide attractive merchandising opportunities for its licensees. The Company intends to continue to produce or acquire new properties, the success of which depends entirely upon market acceptance. There can be no assurance as to the continuing commercial success of any of the Company's currently distributed properties, or that the Company will be successful in generating sufficient demand and market acceptance for its new properties. While the Company is committed to the ongoing development and acquisition of children's television programming, the inability of the Company to develop or acquire new programs that are capable of achieving commercial success could materially and adversely affect the Company's results of operations and financial condition.

  Currently, approximately 20% of the Company's revenues are derived from international operations. As part of its business strategy, the Company intends to expand its international program production and distribution activities, as well as its worldwide merchandising, licensing and ancillary activities, including the launch of children's channels on DTH satellite and cable platforms throughout the world. The launch of channels throughout the world is particularly capital intensive. In many markets a number of the Company's competitors already have well established channels. Not only does the Company have to negotiate to obtain channel capacity (which is limited in many markets), but the Company must also acquire additional programming or adapt existing programming so that it appeals to local viewers. The Company is subject to the special risks inherent in international business activities, including (i) general economic, social and political conditions in each country, (ii) currency fluctuations, (iii) double taxation, (iv) unexpected changes in applicable regulatory requirements and (v) compliance with a variety of international laws and regulations. The operations of the Company's international entities are measured in part in local currencies. For reporting purposes, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rates prevailing during the period. As a result, the Company can expect to record foreign exchange losses and gains in the future. The impact of any of the foregoing factors could have an adverse effect on the Company's financial condition and operating results.

  While the Company can not predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    The Company currently and from time to time is engaged in litigation in the ordinary course of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, if decided adversely to the Company, would be likely to have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            On May 11, 1998, the Company's exchange offer of registered debentures for the privately placed Debentures issued in the Offering in October 1997 expired. $616,670,000 of the 10.25% Senior Discount Notes due 2007 and $473,500,000 of the 9.25% Senior Notes due 2007 were exchanged.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:
            --------

            10.1 Letter Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of April 16, 1998.

            27.1  Financial Data Schedule.

     (b)    Reports on Form 8-K:
            -------------------

            None.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FOX KIDS WORLDWIDE, INC.



Date: May 14, 1998                   /s/  Mel Woods
                                     --------------------------------------
                                     Mel Woods
                                     President, Chief Operating Officer and
                                     Chief Financial Officer

                                 EXHIBIT INDEX

ITEM        EXHIBIT                                                                PAGE
----        -------                                                                ----
10.1        Letter Amendment No. 2 to the Second Amended and Restated Credit
            Agreement dated as of April 16,  1998.

27.1        Financial Data Schedule