Form 10-K405
period 1998-06-30
FOX FAMILY WORLDWIDE INC
filed 1998-09-25
CIK 1023186

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

  FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NO. 333-12995

                               ----------------

                          FOX FAMILY WORLDWIDE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       95-4596247
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

            10960 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024
             (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                (310) 235-5100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of Registrant's voting stock held by non-affiliates:
Not Applicable

  Number of shares of common stock outstanding as of September 24, 1998:
15,840,000 shares of Class B Common Stock; 160,000 shares of Class A Common
Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FOX FAMILY WORLDWIDE, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                                    PART I
 Item 1  Business....................................................      2
 Item 2  Properties..................................................     12
 Item 3  Legal Proceedings...........................................     12
 Item 4  Submission of Matters to a Vote of Security-Holders.........     12
                                    PART II
         Market for Registrant's Common Equity and Related
 Item 5  Stockholder Matters.........................................     13
 Item 6  Selected Financial Data.....................................     13
 Item 7  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................     17
 Item 7A Quantitative and Qualitative Disclosures about Market Risk..     29
 Item 8  Consolidated Financial Statements and Supplementary Data....     29
 Item 9  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................     29
                                   PART III
 Item 10 Directors and Executive Officers of the Registrant..........     30
 Item 11 Executive Compensation......................................     33
         Security Ownership of Certain Beneficial Owners and
 Item 12 Management..................................................     35
 Item 13 Certain Relationships and Related Transactions..............     37
                                    PART IV
         Exhibits, Financial Statement Schedules and Reports on Form
 Item 14 8-K.........................................................     40

                          FORWARD-LOOKING STATEMENTS

  This Report contains statements which constitute forward-looking statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Company's reprogramming of The Family Channel, (ii) trends affecting the Company's financial condition or results of operations,
(iii) the impact of competition and (iv) the expansion of the Company's international channels and certain other operations. Such forward-looking statements may be identified by the use of words such as "believe," "anticipate," "intend," and "expect." Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Report, including, without limitation, the information set forth in Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition--Factors That Could Impact Future Results" identifies important factors that could cause such differences. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  The Company is an integrated global family and children's entertainment company which develops, acquires, produces, broadcasts and distributes quality television programming. The Company's principal operations comprise (i) the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 95% of all cable and satellite television households, (ii) the Fox Kids Network--one of the top-rated children's (ages 2-11) oriented broadcast television networks in the United States, (iii) Saban Entertainment, Inc. ("Saban"), whose library of approximately 5,600 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Kids Library"), and
(iv) a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels operating in approximately 28 countries worldwide. By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

  The Company is the result of the joint venture launched in 1995 by Fox Broadcasting Company ("Fox Broadcasting") and Saban to match the complementary programming and broadcasting strengths of the Fox Kids Network and the international reach of Fox Broadcasting's parent company, The News Corporation Limited ("News Corp."), with the development, production, distribution and merchandising strengths of Saban. In September 1997, the Company completed the acquisition (the "IFE Acquisition") of International Family Entertainment, Inc. ("IFE"), whose principal business is the Fox Family Channel, the successor to The Family Channel. The IFE Acquisition provides the Company with several strategic advantages, including (i) a widely distributed cable platform, which reaches approximately 73 million U.S. cable and direct broadcast satellite ("DBS") homes, providing an effective means for more vigorous competition with other family- and children's- oriented cable services, (ii) an additional outlet for Saban's existing children's programming library, (iii) increased awareness in the children's (ages 2-11) target market through expanded hours, increased brand exposure and additional licensing and merchandising opportunities and (iv) cross-promotional opportunities with the Fox Kids Network.

  While maintaining the family image and general entertainment format of the channel, the Company reintroduced The Family Channel on August 15, 1998 as the "Fox Family Channel" with a new schedule, look, marketing campaign and logo designed to appeal to families with children or teens at home. From 7 a.m. to 6 p.m., the Fox Family Channel carries a total of 67.5 hours of programming each week targeted principally to children. From 6 p.m. to 11 p.m., the Fox Family Channel broadcasts programming intended to appeal to the entire family and carries advertising to be sold on the basis of adult demographics. Prime time programming consists principally of new original productions produced or co-produced by the Company and original and library product licensed from independent suppliers. Some of the original programming developed for prime time includes Ohh, Nooo! Mr. Bill Presents, a weekday series starring the clay figure from Saturday Night Live, Impact Television, Life, Camera, Action, and Show Me The Funny. Additionally, The New Addams Family Series is scheduled to debut in October. Children's programming for the Fox Family Channel is taken principally from the Company's library, much of which has not previously been broadcast in the United States.

  The Company also owns and operates the Fox Kids Network, one of the leading U.S. children's broadcast television networks, which broadcasts 19 hours of children's programming each week to 97% of U.S. television households, the broadest reach of any network targeting children. The Fox Kids Network was formed by Fox Broadcasting and most of Fox Broadcasting's affiliates to provide children's programming weekdays and Saturday mornings. The Fox Kids Network has had the highest broadcast television viewership among children Monday through Friday and Saturday in its time period during 21 of 23 consecutive quarterly "sweeps" periods through July 1998. The Fox Kids Network affords advertisers the opportunity to reach children in a cost-effective manner, in part by ensuring consistent nationwide placement of their advertisements by generally broadcasting its programming at the same local time and on the same day ("day-and-date") in each television market. The Fox Kids Network's advertising customers include virtually every major children's advertiser.

  The Company, through its Saban subsidiary, creates, produces and acquires quality animated and live-action children's television programming with brand-name characters and elements which are either widely known to children, such as the Mighty Morphin Power Rangers ("Power Rangers"), Casper, Spider-Man and Goosebumps, or which are or have been developed or purchased due to their likelihood of maturing into popular brands. The Company produced, financed or co-financed 14 children's series for each of the 1996-1997 and the 1997-1998 broadcast seasons. The Company generally retains worldwide rights to its brands, and currently has approximately 400 licensees worldwide, including toy companies Bandai America, Inc. ("Bandai"), Playmates Toys, Inc., Hasbro, Inc. ("Hasbro") and Tiger Electronics, Inc. The Company also produces direct-to-video feature films, in addition to granting home video distribution rights to manufacture and distribute video cassettes based upon its television programming. One of the most attractive attributes of the Company's children's programming is its "portability," in that it generally can be modified at modest cost and resold for exhibition in other countries through editing and dubbing into other languages. The Company currently distributes its children's programming over terrestrial broadcast services in most major television markets throughout the world.

PROGRAMMING

  The Company creates, produces and acquires quality family and children's television programming. The Company has a library of approximately 4,000 hours of completed family programming and made-for-television-movies. In addition, the Company's Fox Kids Library of approximately 5,600 half-hour episodes of completed and in-production children's television programming is one of the largest children's libraries in the world. The principal programming objective of the Company is to develop or acquire appealing characters and concepts that can be commercially exploited throughout the world through broadcast network and cable television exhibition, home video sales, licensing and merchandising.

 Programming Library

  Fox Family Channel Programming. On August 15, 1998 the Company debuted the Fox Family Channel with a completely revamped programming schedule. Monday through Friday programming is divided into six blocks: "Morning Scramble" from 7 a.m.-9 a.m., includes programming from the Fox Kids Library of cartoons; programming from 11:00 a.m.-1 p.m., offers entertainment for preschoolers and parents; programming from 1 p.m.-3 p.m., highlights more cartoons from the Fox Kids Library; programming from 3 p.m.-6 p.m., includes a block of programming for 8 to 14-year-olds hosted by the improvisation comedy troupe Block Jocks and Freaks. During family prime time, from 6 p.m.-9 p.m. each day, programming includes such shows as Ooohhh, Noooo!!! Mr. Bill Presents, a weekday series starring the clay figure from Saturday Night Live, Impact Television, Life, Camera, Action, and Show Me The Funny. Additionally, The New Addams Family Series is scheduled to debut in October. Each evening from 9 p.m.-11 p.m., the Fox Family Channel features a movie. The weekend schedules include kids' programming from 7 a.m.-5 p.m. and comedy series, original movies and specials from 5 p.m.-midnight. Under an agreement with The Christian Broadcasting Network, Inc. ("CBN"), the Company will continue to air, as was done prior to the Company's acquisition of The Family Channel, The 700 Club with Pat Robertson, during three time slots Monday-Friday, currently 9:30 a.m-11:00 a.m., 11 p.m.-midnight and 2 a.m.-3 a.m.

  Children's Programming. The two principal sources of the Fox Kids Library are (i) television series that have been originally produced by the Company through its Saban subsidiary for broadcast in the United States and internationally (approximately 2,200 half-hours) and (ii) children's programming produced by others for which the Company has acquired various distribution rights (approximately 3,400 half-hours), of which approximately 38% have been updated or "freshened" with new scripts, voices and music prior to distribution.

Of the Company's Fox Kids Library, including episodes in production as of June 30, 1998, approximately 1,500 half-hours are original co-produced programming that meet applicable European content requirements and are intended for initial broadcast in Europe. In January 1997, the Company obtained from FOX Television, a division of Fox, Inc. ("FOX Television") the distribution rights to the New World Communications Group Incorporated's ("New World") animation library of approximately 500 half-hour episodes. In July 1998, the Company agreed to acquire the New World animation library from FOX Television. See
Note 11 of the Notes to Financial Statements.

  The Company's international programming includes worldwide distribution rights to a 445 half-hour episode library of family oriented programming acquired in the April 1996 acquisition of Paris-based Creativite & Developpement, S.A. ("C&D"), a leading European producer of family entertainment, and a 712 half-hour episode library of animated children's programming acquired in the April 1996 acquisition of Vesical Limited, a library of international rights to programming originally produced by DIC Entertainment, Inc. The Vesical library includes non-U.S. rights to classic series such as Inspector Gadget, Heathcliff and Dennis the Menace.

 Creation and Development of Programming

  The Company has and will continue to pursue ideas and properties for original production from a number of sources. For example, the Company may acquire production, distribution and possibly other rights to an existing property (such as Marvel's X-Men, Francine Pascal's Sweet Valley High and Ohh, Nooo! Mr. Bill Presents) or series (such as Scholastic/Protocol's Goosebumps), develop internally a new property based on an existing public domain property (such as Saban's Adventures of Oliver Twist) or create or acquire an entirely new idea or character (such as Mad Jack, the Pirate and The Secret Files of the Spy Dogs).

  The Company also maintains a state-of-the-art post-production facility in Los Angeles, California. The Company records all of the music for its programming and edits and adds audio and sound effects to its programming. The Company also produces most of the on-air promotions, sales films and public service announcements for the Fox Family Channel and Fox Kids Network.

  The Company owns a full-service animation studio in Paris which develops children's programming containing content that meets the local content requirements of various European countries for local broadcast television. The Paris studio has produced approximately 269 half-hours of children's programming since its inception in 1990 through June 30, 1998. In general, the Company enters into strategic co-production alliances to develop its French and European content programming.

 International Sales of Programming

  Much of the Company's children's programming is distributed on a worldwide basis. The Company believes that by owning and controlling the international distribution rights to its programming, in addition to generating significant revenue from the sale of its programming, it can also establish an international presence for the Company and its properties.

  The Company is currently party to distribution arrangements with international television broadcasters and distributors to exhibit and distribute the Company's children's programming to over 375 terrestrial, cable and satellite distribution platforms in approximately 100 countries. These distribution arrangements accounted for approximately $99 million, or 15% of the Company's consolidated revenues for the fiscal year ended June 30, 1998. For example, in January 1996, the Company entered into a distribution agreement with Arbeitsgemeinschaft der Oeffentlichen Rechtlichen Rundfunkanstalten Deutschlands ("ARD"), the largest broadcaster in Germany, pursuant to which the Company granted rights to at least 24 two-hour movies for television ("telefilms"), six co-produced animated children's program series (consisting of Jim Button, Wunschpunsch, Walter Melon, The Why Why Family, Princess Sissi and Saban's Adventures of Oliver Twist), any coproduced series based on German author Michel Ende's stories for which the Company controls the rights and 390 half-hour episodes of other children's animated programs. In addition, in September 1997, a separate agreement was entered into with ARD to co-produce four disaster genre television motion pictures, including Earthquake in New York, Voyage of Terror, Free Fall, and a fourth title to be announced.

DISTRIBUTION

  The Company distributes its own programming, as well as the programming of others, throughout the United States and in major markets throughout the world. The Company is uniquely positioned as a distributor as a result of its strategic relationship with Fox Broadcasting and News Corp. and by reason of its large programming library. The Company owns three distribution outlets: the Fox Family Channel, the Fox Kids Network and Fox Kids branded international channels.

 The Fox Family Channel

  The Fox Family Channel is a basic cable network that provides family-oriented entertainment and informational programming to approximately 95% of all U.S. cable and satellite television households. The Company debuted the Fox Family Channel in August 1998 with a new schedule, look, marketing campaign and logo. The new format includes day-time programming for children followed by evening programming which is suitable for the entire family and is designed to appeal to families with children or teens at home. Evening programming includes original series, specials and movies produced and licensed to the Fox Family Channel, as well as programs originally televised on the major broadcast networks. Currently, the Fox Family Channel's programs are transmitted 24 hours a day via satellite from the Fox Television Network Broadcast Center's uplink facility in Los Angeles, California.

  In general, pursuant to the Fox Family Channel's affiliation agreements, each cable system operator or other delivery service distributing the Fox Family Channel agrees to pay the Company a monthly fee per subscriber. The Fox Family Channel affiliation agreements are generally three, five or ten years in duration and provide for annual per subscriber rate increases. Increases in per subscriber fees and, to a lesser extent, increased household penetration have generated growth in the Fox Family Channel subscriber fee revenue. In addition, the Fox Family Channel earns revenue through the sale of advertising spots.

  Programming. From Monday-Friday, the Company airs children's programming on the Fox Family Channel from 7 a.m.-9 a.m. and 11:00 a.m.-6 p.m., with programming gradually targeted to older children during the day. The Company targets programming toward the entire family from 6 p.m.-9 p.m. and features a movie each weekday evening from 9 p.m.-11 p.m. The weekend schedules include children's programming from 7 a.m.-5 p.m. and comedy series, original movies and specials from 5 p.m.-midnight. Under an agreement with CBN, the Company will continue to air, as was done prior to the Company's acquisition of The Family Channel, The 700 Club during three time slots Monday-Friday, currently 9:30 a.m-11:00 a.m., 11 p.m.-midnight and 2 a.m.-3 a.m.

  Transmission Facilities. With the debut of the Fox Family Channel in August 1998, the Company began transmitting all programming for the Fox Family Channel from the Fox Television Network Broadcast Center located in Los Angeles, California, by means of an earth station transmitting antenna (an "uplink"). The uplink facility transmits the programming signal to a transponder on an orbiting satellite, which in turn retransmits the signal to cable systems operators, DBS services and other alternative delivery services. Programming is transmitted using two separate "feeds" (one for the eastern, central and certain mountain time zones and another for all other mountain time zones and the pacific time zones) which are transmitted to two different satellite transponders. The Company owns the transponders for these two feeds as well as a transponder on a third satellite. All of the Company's owned transponders have "protected" status. "Protected" status means that should the transponder fail, service will be transferred to a spare transponder.

 Fox Kids Network

  The Fox Kids Network, launched in September 1990, was the first television network to broadcast children's programs during the week (Monday through Friday) as well as on Saturday. The guiding philosophy of the Fox Kids Network is to provide a diverse slate of quality entertainment targeted toward children. Of its 19 hours of children's programming per week, the Fox Kids Network broadcasts four hours on Saturday mornings, one hour each weekday morning and two hours each weekday afternoon. At least three hours of programming each week are dedicated to educational programming for children.

  Now in its ninth broadcast season, the Fox Kids Network currently is carried by 180 television stations affiliated with the Fox Kids Network (the "Fox Kids Network Affiliates"), 165 of which are affiliated with the FOX Television Member Stations including 11 currently owned and operated by FOX Television (the "Fox O&O's"). The Fox Kids Network Affiliates reach approximately 97% of all U.S. television households. The Fox Kids Network produces and acquires programs, markets and promotes these programs, makes its schedule available to its Fox Kids Network Affiliates and sells network advertising. The Company cross-promotes the Fox Kids Network through the Fox Family Channel, the Fox Kids Club, Totally Fox Kids quarterly magazine, Fox Kids Countdown radio show and Fox Kids website.

  Under an Administration Agreement between Fox Broadcasting and Fox Children's Network, Inc. ("FCN"), Fox Broadcasting agreed to administer certain of FCN's activities, including network national advertising sales and the administration thereof, commercial trafficking and broadcast operations (including the delivery of programming to the Fox Kids Network Affiliates) and overhead charges related to Fox Broadcasting's in-house administrative support in the areas of research, promotion, business affairs, legal affairs and accounting. In exchange for these services, FCN agreed to pay Fox Broadcasting an administrative fee, currently equal to 15% of the net advertising revenues derived from Fox Kids Network national commercials and other advertising. Effective June 1, 1995, Fox Broadcasting assigned all of its rights under this agreement to the Company, and has agreed to continue to provide the Company, for a one-time fee (which has been paid), all uplink, transponder and other facilities necessary to deliver via satellite Fox Kids Network programming for broadcast to the Fox Kids Network Affiliates, as well as certain other services.

  Ratings. The Fox Kids Network is measured by Nielsen in terms of ratings and share points. For the 1997-1998 broadcast season, the potential viewing universe of children in the United States was estimated to be 39 million. Each ratings point represents 1.0% of these children who are watching television during a particular time slot. For the 1997-1998 broadcast season to date (September 6, 1997-September 6, 1998), the Fox Kids Network averaged a 2.2 rating Monday-Friday, a 3.2 rating on Saturday mornings and a 2.4 rating Monday-Saturday during the hours it broadcasts.

  Fox Kids Affiliation Agreements. The Company's affiliation agreements with the Fox Kids Network Affiliates expire over the next one to ten years and there can be no assurance that they will be renewed.

  In July 1998, the Company reached an agreement with the Affiliate Board, which represents the Fox Kids Network Affiliates, to modify the financial arrangements between the Fox Kids Network and the Fox Kids Network Affiliates. The agreement provides that all of the Fox Kids Network Affiliates would receive beginning July 1, 1998 an aggregate amount of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and (iii) additional allocation of promotional advertising spots for the next three and one-half years. The Affiliate Board has recommended that each of the Fox Kids Network Affiliates accept the Company's proposal. As of September 15, 1998, 140 or approximately 85% of the Fox Kids Network primary Affiliates accepted the proposal. There can be no assurance that all of the affiliated stations will approve the agreement.

 International Channels

  The Company believes that it is positioned strategically, particularly through its relationship with News Corp., to take advantage of growth in international DTH satellite and cable television services and the resulting increase in demand for television programming. To date, the Company has launched eight branded Fox Kids channels in 28 countries, which are distributed via DTH satellite and cable in the United Kingdom, the Republic of Ireland, Latin America, including Central and South America and the Caribbean, France, Poland, Spain, Scandinavia, the Netherlands and Australia. The Company is in active discussions and negotiations to launch additional Fox branded family oriented channels and Fox Kids branded children's oriented channels in other countries throughout the world, with particular emphasis in Italy, Central and Eastern Europe, Belgium, Switzerland, Israel and Iceland. The Company's objective is to become the leading operator of international family and children's channels by creating fully localized Fox Kids or Fox branded channels in every major territory.

ADVERTISING

  The extensive reach of the Fox Family Channel and Fox Kids Network affords advertisers substantial day-and-date capacity to conduct nationwide advertising campaigns. Substantially all of the revenues of the Fox Kids Network are derived from national network advertising sales, and approximately 52% of the Fox Family Channel's revenues are derived from national advertising sales. For the year ended June 30, 1998, the Company's revenues from advertising were approximately $280 million, or 42% of consolidated revenues. One of the Company's objectives with the new schedule on the Fox Family Channel is to reach viewers in demographics that are attractive to advertisers. The Company also derives revenues from program sales which consist of sales of program length periods of time for infomercials which currently air during certain portions of the 1:00 a.m. to 7:00 a.m. time block on the Fox Family Channel.

MERCHANDISING AND LICENSING

  The Company capitalizes on its popular characters and properties by entering into licensing agreements with manufacturers and retailers of children's products. Under these agreements, the Company seeks to earn revenue from the sale of products while limiting the costs and risks associated with manufacturing, distributing and marketing merchandise. For the year ended June 30, 1998, the Company's licensing and merchandising activities represented approximately 4% of the Company's consolidated revenues. The revenue derived from licensing and merchandising depends not only on the success, recognition and appeal of a character, but also on the quality and extent of the marketing, product development and retail efforts of the Company and its licensees. Sales of licensed products also help the Company's shows by promoting the Company's characters.

  The Company has entered into merchandise license agreements with a number of toy manufacturers pursuant to which the manufacturers are given the right to create, manufacture and develop products representing characters from the Company's series. For example, the Company has toy licenses with Bandai, covering Power Rangers, BeetleBorgs and Mystic Knights of Tir Na Nog, and with Hasbro, covering NASKIDS (a NASCAR-based property). These licenses generally grant the exclusive right to manufacture and sell toys based upon the characters and other creative elements in the licensed series. Pursuant to these agreements, the Company generally receives an up-front advance that is non-refundable but is credited against royalties, generally based on a percentage of net sales of the licensed product. The Company also retains approval rights regarding advertising, packaging and the quality of its licensed product, as well as continued ownership of the copyright and trademark. The Company has licensing arrangements in place with approximately 400 different licensees worldwide for consumer products targeting children, such as toys, apparel, publishing, software, dinnerware/lunch boxes, watches, bedding and soft vinyl goods, such as boots, backpacks and raincoats. Merchandise based on the Company's characters and properties is sold in approximately 60 countries throughout the world.

HOME VIDEO AND TELEFILMS

  Home Video. The Company produces direct-to-video feature films, in addition to granting home video distribution rights to manufacture and distribute video cassettes based upon its television programming. For example, the Company released in September 1997 the direct-to-video film, Casper--A Spirited Beginning, and in September 1998 a second direct-to-video film, Casper: A Magical Friendship based upon the character "Casper." The Company also recently completed production on a film based on the character "Richie Rich" scheduled to be released in November 1998. In addition, the Company has acquired rights and is in production on a live-action television series based upon "The Addams Family" characters and released in September 1998 a live-action television special based upon the "The Addams Family" characters.

  Through a separate agreement with Twentieth Century Fox Home Entertainment, Inc. ("Fox Video"), the Company distributes throughout the United States and Canada all of its television programs produced for children and owned or controlled by Saban or FCN. The Company receives royalties from the sale of home video cassettes of its television programming.

  Telefilms. Historically, the Company acquired international distribution rights to several telefilms ranging from 12 to 15 motion pictures per year over the past three years. While the Company occasionally acquired U.S. rights to these films, the primary objective of acquiring telefilms was to complement the Company's international children's programming sales activities. With the acquisition of The Family Channel, the Company increased the number of telefilms produced or acquired to 25 or more motion pictures each year. Further, whenever possible, the Company will acquire worldwide rights to these features. These films are typically targeted at prime time audiences and consist of family films, dramas, thrillers and action/adventure features. The Company intends to air these features on the Fox Family Channel and to distribute these features internationally to television broadcasters and home video distributors.

THE STRATEGIC ALLIANCE WITH FOX/NEWS CORP.

  News Corp., along with its subsidiaries, including Fox Broadcasting, is a diversified international communications company principally engaged in the production and distribution of motion pictures and television programming; television broadcasting; the publication of newspapers, magazines, books and free standing inserts; computer information services; and digital broadcasting systems. As of September 14, 1998, FOX Television had 178 prime time primary television station affiliates and one prime time secondary television station affiliate across the United States, including 22 Fox O&O's, reaching over 97% of U.S. television households. Each television station affiliate is a party with Fox Broadcasting to an affiliation agreement which governs the terms of the relationship between them.

  The Fox Kids Network is distributed over the same broadcast facilities as FOX Television. In December 1995, Fox Broadcasting and certain of its affiliates (the "Fox Parties") entered into a long-term strategic alliance with the Company for the mutual support of the Fox Parties and the Company in the children's entertainment business. Set forth below is a summary of certain of the material portions of the relevant strategic alliance provisions contained in the Asset Assignment Agreement (the "Asset Assignment Agreement"), pursuant to which the Fox Parties assigned, effective as of June 1, 1995, certain assets and interests to the Company.

  License of "Fox" Name. The Fox Parties granted to the Company the perpetual worldwide exclusive right to use the name "Fox" in conjunction with the words "Kids," "Kid" or "Children," and agreed not to use or license the name "Fox" to others for similar purposes.

  New Services and other Noncompetition Provisions. The Fox Parties agreed not to operate in the United States any broadcast, cable or non-standard programming service targeted at children ages 2-11 (a "kids' service") other than the Fox Kids Network. If the Fox Parties at any time determine to acquire a new kids' service anywhere else in the world, which kids' service would bear the "Fox" name, they are required to provide the Company with a right of first refusal to acquire and own that new kids' service. Moreover, should the Fox Parties or any of their affiliates at any time acquire a television, cable or satellite network or any other business which includes a kids' programming service, the Fox Parties will be required to offer the Company the right to acquire and own that kids' service.

  First Right to Fox Parties Originated Programming. The Fox Parties have agreed to provide the Company with the first right to acquire first run exhibition rights to any new programming suitable for a kids' service ("kids' programming") prior to its sale or license to any third party; however, the Fox Parties may freely license kids' programming to any broad based entertainment network (which is not a kids' service) for prime time or late night broadcast and programming derived from properties (such as The Simpsons) not originally launched on the Fox Kids Network.

COMPETITION

  The businesses in which the Company engages are highly competitive. Each of the Company's primary business operations is subject to competition from companies which, in some instances, have greater production, distribution and capital resources than those of the Company.

  Programming. The Company competes on the basis of relationships and pricing for access to a limited supply of facilities and talented creative personnel to produce its programs. The Company competes with major motion picture studios, such as Warner Bros. and The Walt Disney Company, and animation production companies, including Hanna Barbera and Film Roman, for the services of writers, producers, animators, actors and other creative personnel and specialized production facilities.

  Distribution. In the United States, the Company competes for ratings and related advertising revenues. The Company currently competes through the Fox Kids Network and the Fox Family Channel, with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, Turner Network Television ("TNT"), Disney Channel, The Cartoon Network and Nickelodeon for market acceptance of its programming and for viewership ratings and related advertising revenues. To the extent that the Company produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, the Company competes with a large number of U.S.-based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon, in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations, which may stipulate certain minimum local content requirements.

  More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

GOVERNMENT REGULATION

  Certain aspects of the Company's operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television stations, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended, the Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act (the "1992 Act"), and the Telecommunications Act of 1996 (the "1996 Act") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level. See "--State and Local Regulation."

  The following does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the broadcasting and cable television industries and other industries involved in the video marketplace; rather it attempts to identify those requirements that could affect the Company's business. Also, other existing legislation and regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could affect, in varying degrees, the manner in which the broadcasting and cable television industries and other industries involved in the video marketplace operate.

 Federal Regulations and Legislation

  The broadcast stations and cable systems that distribute the Company's programming must comply with the provisions of the Children's Television Act of 1990 ("CTA") and the rules and policies of the FCC pertaining to television programs directed to children, particularly with respect to the amount and type of commercial matter broadcast during such programs. Failure to comply with the children's television commercial limitations can result in the imposition of sanctions, including substantial monetary fines, on a broadcast television station or cable system, which could adversely impact the Company.

  Under FCC license renewal "processing guidelines" promulgated under the CTA, broadcast television stations are required to broadcast at least three hours per week, averaged over a six-month period, of programming that furthers the educational and informational needs of children 16 and under ("Core Programming"). Core Programming has been defined as educational and informational programming that, among other things, (i) has serving the educational and informational needs of children "as a significant purpose,"
(ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfies the processing guideline will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. At the present time, the Company provides at least three hours per week of Core Programming to the Fox Kids Network Affiliates, thereby enabling them to fulfill their obligations under the CTA.

  The 1996 Act took effect in February 1996, altering the network of federal, state, and local laws and regulations pertaining to telecommunications providers and services. To the extent the 1996 Act fosters greater competition for the provision of multichannel video services to individual subscribers, the Company should generally be impacted either neutrally or advantageously, as additional providers are additional potential customers for the Company. The FCC is in the process of promulgating rules interpreting and implementing the provisions of the 1996 Act. At this time, it is impossible to state with precision the full impact the 1996 Act will have on the Company.

  The 1992 Act subjected all cable television operators not subject to "effective competition" to rate regulation. Rate regulation under the 1992 Act resulted in a reduction of rates to some subscribers in some markets. The 1996 Act phases out cable rate regulation, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational and governmental access channels, and must be provided to all subscribers). Rate regulation of all non-basic services is scheduled to be completely eliminated on March 31, 1999. In response to the 1992 Act and the FCC's implementing regulations, many cable systems retiered channels to create an attractively priced basic tier, while offering satellite-delivered programming services such as the Company's on a different service tier or on an a la carte basis. To the extent such retiering or repricing of the Company's network induced customers to discontinue their subscriptions, the Company's financial performance might have been adversely affected. Deregulation of rates pursuant to the 1996 Act may reverse such tiering and pricing decisions by cable system operators and, correspondingly, reverse or ameliorate any adverse effects of the 1992 Act. On the other hand, to the extent that rate deregulation causes a material increase in cable rates, the individual subscriber base of the Company could be decreased, potentially affecting the Company's subscriber revenues.

  FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of TCI's ownership of Liberty, the Fox Family Channel is subject to these requirements. The FCC's program access and non-discrimination regulations therefore affect the ability of Fox Family Channel to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as MMDS, satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. The FCC has recently adopted regulations to speed the processing of program access complaints, and Congress is considering legislation which, if enacted, would extend program access rules to terrestrially-delivered programming. While cable systems are expanding their capacity, there may be instances in which a TCI system with 75 channels or less will not be able to carry the Fox Family Channel or will have to remove another affiliated channel.

  The 1992 Act subjects cable systems to "must carry" rules, pursuant to which local broadcast stations elect to demand carriage. It also provides favorable channel positioning rights for broadcasters electing to exercise their must carry rights. The 1992 Act also gives television broadcast stations the right to withhold consent to be carried by a cable system which may result in a station receiving compensation for carriage.

  The FCC has adopted rules requiring closed captioning of most broadcast and cable programming on a phased-in basis, beginning in the year 2000. The broadcast and cable industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, will permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning July 1, 1999. The Company may be called upon to provide increased closed captioning to assist in complying with rules promulgated under the 1996 Act and may be required to provide assistance or information to establish ratings for its programming. Either of these undertakings could increase the Company's operating expenses.

  Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitability of the Company's business. These proposed changes include, for example, expansion of program access requirements and potential must-carry rights for digital television broadcast signals (which could limit multi video program distributions ("MVPDs"') channel capacity available for the Company's programming). In the Fourth Annual Cable Competition Report, released January 13, 1998, the Commission expressed concern regarding recent cable rate increases and increases in programming costs. The Chairman of the FCC has directed the Cable Services Bureau to commence an inquiry into, among other things, the reasons for increases in programming costs and whether such cost increases should be passed through to subscribers. The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on its operations.

 State and Local Regulation

  Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The 1984 Act places certain limitations on a local franchising authority's ("LFA") ability to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows LFAs to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows LFAs to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, LFAs are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

  The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the commencement and completion of construction, and governing conditions of service, including the number of channels, the types of programming (but not the actual cable programming channels to be carried), and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates, and will continue to exercise rate regulation authority over the basic tier after regulation of other tiers is phased out on March 31, 1999. Local rate regulation for a particular system could result in resistance on the part of the cable operator to pay the amount of subscriber fees charged by the Company for its programming.

  Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies.

 International

  The Company is also subject to local content and quota requirements in international markets which, although a significant portion of the Company's library meets such current requirements in Europe, effectively limit access to particular markets.

INTELLECTUAL PROPERTY

  The Company generally holds copyrights to its owned programming in its library. Additionally, the Company holds registered trademarks on the various characters and series contained in its owned programming. The Company also holds significant rights as licensee of other productions, programming, characters and series, most of which are subject to copyrights and trademarks owned by the respective licensors of such properties. The Company considers its owned and licensed copyrights and trademarks to be of significant value and importance to the Company's business. Accordingly, the Company's policy is to vigorously enforce copyrights and trademarks with respect to owned and licensed programming against unlawful infringement by third parties.

EMPLOYEES

  As of June 30, 1998, the Company had 884 full-time and five part-time employees in the United States. Outside the United States, the Company had 147 full-time and six part-time employees. The Company also regularly engages freelance creative staff and other independent contractors on a project-by-project basis. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company currently leases a total of approximately 217,000 square feet of office and production space in its headquarters building in Los Angeles, California under a lease expiring in April 2006, subject to two separate five-year extension options. The Company also leases a multi-purpose production facility in Valencia, California under a lease that expires in January 2000. The Company's Paris operations currently lease 18,430 square feet of office and production space under a lease expiring February 28, 2005; this lease may be cancelled by the Company with six months prior notice on February 28, 1999 or February 28, 2002. The Company also leases approximately 14,500 square feet of office space for its European headquarters in London, England under a lease expiring September 30, 2007. This lease may be cancelled after the fifth year with nine months advance notice. In connection with IFE Acquisition, the Company acquired IFE's executive and administrative offices, a sales office and an affiliate relations office in Virginia Beach, Virginia. The Company continues to lease from CBN a portion of a corporate support building. The lease is scheduled to expire in December 1998. The Company also leases office facilities in other locations throughout the world, none of which are considered material. The Company believes that its current office and production space, together with space readily available without material cost in the markets in which it operates, are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company currently and from time to time is engaged in litigation in the ordinary course of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, if decided adversely to the Company, would be likely to have a material adverse effect on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

  Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data of the Company set forth below as of June 30, 1998 and for the fiscal year ended June 30, 1998 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Report. The selected financial data of the Company set forth below as of June 30, 1997, and for the eight months ended June 30, 1996 and the fiscal year ended June 30, 1997 are derived from the Company's combined financial statements audited by Ernst & Young LLP, independent auditors.

  The selected financial data of Saban set forth below as of May 31, 1995 and as of October 31, 1995 and for the year ended May 31, 1995 and for the five months ended October 31, 1995 are derived from Saban's consolidated financial statements audited by Ernst & Young LLP, independent auditors. The selected financial data of Saban presented below as of and for the year ended May 31, 1994 are derived from Saban's consolidated financial statements audited by Ernst & Young LLP, independent auditors.

  The selected financial data of FCN Holding set forth below as of July 2, 1995 and as of October 31, 1995 and for the year ended July 2, 1995 and for the four months ended October 31, 1995 are derived from FCN Holding's consolidated financial statements audited by Ernst & Young LLP, independent auditors, included elsewhere in this Report. The selected financial data of FCN Holding presented below at July 3, 1994 and for the year ended July 3, 1994 are derived from FCN Holding's consolidated financial statements audited by Ernst & Young LLP, independent auditors.

  The financial statements of the Company for the year ended June 30, 1997 are not comparable to the eight month period ended June 30, 1996 due to the different lengths of the time periods compared and because neither period includes the operations of IFE. In addition, the financial statements of the Company as of and for the year ended June 30, 1998 (which includes the results of operations of IFE from August 1, 1997) are not comparable to the year ended June 30, 1997 as the prior period did not include the operations of IFE.

  The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated and combined financial statements, including the notes thereto, appearing elsewhere in this Report.

THE COMPANY

                                          EIGHT MONTHS
                                             ENDED     YEAR ENDED   YEAR ENDED
                                            JUNE 30,    JUNE 30,     JUNE 30,
                                              1996        1997       1998(1)
                                           (COMBINED)  (COMBINED) (CONSOLIDATED)
                                          ------------ ---------- --------------
                                                      (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues................................    $191,621    $307,820     $664,458
Costs and expenses:
  Production and programming............      98,937     180,381      361,215
  Selling, general and administrative...      23,072      62,466      146,213
  Fox Kids Network affiliate
   participations.......................       8,853       6,194          --
  Amortization of intangible assets.....         --          --        37,557
                                            --------    --------     --------
Operating income........................      60,759      58,779      119,473
Investment advisory fee.................      10,000         --           --
Equity in loss of unconsolidated
 affiliate..............................         --        1,546        6,790
Other expense, net......................         --          --             8
Interest expense........................         885       2,226      134,002
                                            --------    --------     --------
Income (loss) before income tax expense.      49,874      55,007      (21,327)
Income tax expense......................      18,274      14,567        3,446
                                            --------    --------     --------
Net income (loss).......................     $31,600    $ 40,440     $(24,773)
                                            ========    ========     ========
Net income (loss) attributable to common
 shareholders...........................    $ 31,600    $ 40,440     $(53,185)
                                            ========    ========     ========
OTHER DATA:
Ratio of earnings to fixed charges......        22:1        11:1          --
Deficiency of earnings available to
 cover fixed charges....................         --          --      $(26,656)

                                                                  JUNE 30,
                                                             -------------------
                                                               1997      1998
                                                             -------- ----------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................................... $ 28,877 $   82,313
Programming costs, less accumulated amortization............  235,575    453,608
Total assets................................................  412,401  2,516,024
Long-term obligations (including current maturities)........  116,264  1,749,464
Mandatorily redeemable preferred stock......................      --     345,000
Stockholders' equity........................................  132,687     30,396

                           SABAN ENTERTAINMENT, INC.

                                                     YEAR ENDED MAY  FIVE MONTHS
                                                          31,           ENDED
                                                    ---------------- OCTOBER 31,
                                                     1994     1995      1995
                                                    ------- -------- -----------
                                                           (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues(2)........................................ $84,372 $242,468  $105,130
Costs and expenses:
  Production and programming.......................  48,101  117,557    42,022
  Selling, general and administrative..............   8,933   51,894    11,538
                                                    ------- --------  --------
Operating income...................................  27,338   73,017    51,570
Interest expense...................................   2,337    1,315       539
                                                    ------- --------  --------
Income before provision for income taxes...........  25,001   71,702    51,031
Provision for income taxes.........................   8,201   27,027    14,289
                                                    ------- --------  --------
Net income......................................... $16,800 $ 44,675  $ 36,742
                                                    ======= ========  ========

                                                     AS OF MAY 31,      AS OF
                                                   ----------------- OCTOBER 31,
                                                     1994     1995      1995
                                                   -------- -------- -----------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $  3,849 $ 14,584  $ 16,207
Programming costs, less accumulated amortization.    85,079  115,873   118,210
Total assets.....................................   136,967  218,197   207,479
Long-term obligations (including current
 maturities).....................................    34,023    5,623     5,605
Stockholders' equity.............................    53,253   58,112    94,971

                               FCN HOLDING, INC.

                                                      YEAR ENDED     FOUR MONTHS
                                                   -----------------    ENDED
                                                   JULY 3,  JULY 2,  OCTOBER 31,
                                                     1994     1995      1995
                                                   -------- -------- -----------
                                                          (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues(2)....................................... $130,600 $168,871   $46,286
Costs and expenses:
  Production and programming......................   98,725  109,259    29,698
  Fees and costs to a related party...............   20,861   24,713     7,313
  Selling, general and administrative.............    3,579    5,202     2,566
  Fox Kids Network affiliate participations.......      --    11,523     6,883
                                                   -------- --------   -------
Operating income (loss)(3)........................    7,435   18,174      (174)
Interest expense..................................    2,218    1,630       145
                                                   -------- --------   -------
Income (loss) before provision for income taxes...    5,217   16,544      (319)
Provision for income taxes........................      --       --        --
                                                   -------- --------   -------
Net income (loss)................................. $  5,217 $ 16,544   $  (319)
                                                   ======== ========   =======

                                                            AS OF
                                                 ------------------------------
                                                 JULY 3,   JULY 2,  OCTOBER 31,
                                                   1994     1995       1995
                                                 --------  -------  -----------
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................... $    268  $   --     $   317
Programming costs, less accumulated
 amortization...................................   17,084   26,143     27,085
Total assets....................................   35,950   49,816     52,807
Long-term obligations (including current
 maturities)....................................   27,163   10,686      8,727
Stockholders' deficit...........................  (20,356)  (3,811)    (4,130)

                  NOTES TO SELECTED HISTORICAL FINANCIAL DATA

--------
(1) Includes the results of operations of IFE from the date of the acquisition of a majority interest (August 1, 1997) through June 30, 1998.

(2) Includes revenues recognized by Saban from FCN and by FCN from Saban as set forth below:

                                                         FIVE MONTHS FOUR MONTHS
                                           FISCAL YEAR      ENDED       ENDED
                                         --------------- OCTOBER 31, OCTOBER 31,
                                          1994    1995      1995        1995
                                         ------- ------- ----------- -----------
                                                     (IN THOUSANDS)
   Saban revenues from FCN.............. $10,483 $16,228   $9,651        n/a
   FCN revenues from Saban..............     885  14,662      n/a       $973

(3) Under agreements between FCN and Fox Broadcasting, for periods prior to June 1, 1995, FCN paid administrative and other fees to Fox Broadcasting. Effective June 1, 1995, Fox Broadcasting assigned to the Company its rights to such payments accrued thereafter. Amounts expensed under these agreements were $19.8 million, $26.9 million and $9.1 million, for the years ended June 30, 1994 and 1995 and the four months ended October 31, 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The Company's current principal operations are conducted through IFE, FCN and Saban. IFE operates the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States, reaching approximately 95% of all cable and satellite television households. FCN commenced operations with the launch, in September 1990, of the Fox Kids Network, which is currently one of the top-rated children's-oriented broadcast television networks in the United States. Saban, which commenced business in the mid-1980s, is currently one of the largest suppliers of children's television programming in the world.

  FCN Holding, Inc. ("FCN Holding"), which indirectly owns FCN, and Saban entered into a strategic alliance, which included the formation of Fox Kids Worldwide, LLC ("the LLC") pursuant to agreements entered into on November 1, 1995 (the "Effective Date"). Under the terms of the agreements relating to the strategic alliance, between November 1, 1995 and August 1, 1997 (the date of the Reorganization described below), each of Saban and FCN was operated by its respective management subject to the overall supervision of a governing committee comprised of an equal number of representatives of each of FCN and Saban. As a result of the formation of the joint venture and the common management of the joint venture business, the respective assets, liabilities and operations of Saban, FCN Holding and the LLC have been combined at historical cost from and after November 1, 1995.

  Fox Kids Worldwide, Inc. was incorporated in August 1996 under Delaware law as a holding company of FCN Holding, Saban and the LLC. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of a controlling interest in IFE, (i) Fox Broadcasting Sub, Inc., a wholly owned indirect subsidiary of Fox Broadcasting ("Fox Broadcasting Sub"), exchanged its capital stock in FCN Holding, which indirectly owns FCN, for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the other stockholders of Saban (together, the "Saban Stockholders") exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note") from the Company, which accrues interest at the rate of 10.42%. The payment of principal and interest under the Fox Subordinated Note is subordinated in right to the obligations of the Company and its subsidiaries under the Second Amended and Restated Credit Agreement dated as of October 28, 1997 between certain subsidiaries of the Company and certain banks (as amended, supplemented or otherwise modified from time to time, the "Amended Credit Facility") and the indentures relating to the Company's 9 1/4% Senior Notes and 10 1/4% Senior Discount Notes (collectively, the "Company Notes"), each dated as of October 28, 1997 between the Company and the Bank of New York, as Trustee (collectively, the "Indentures").

  The Company acquired a controlling interest in IFE on August 1, 1997 and completed the IFE Acquisition on September 4, 1997. The IFE Acquisition was accounted for using the purchase accounting method, and, consequently, the historical financial statements included herein do not reflect the results of operations of IFE prior to the date the Company first acquired a controlling interest in IFE. In connection with the IFE Acquisition, the Company decided that IFE's production and live action entertainment businesses, as well as certain other businesses, were not strategic to the Company. The Company has sold, licensed or otherwise discontinued use of the majority of these assets which generated $72.8 million in revenues and $116.5 million in costs and expenses in the twelve month period ended June 30, 1997. The operations of such businesses will be excluded from future operating results.

  Included in this Report are (i) the consolidated financial statements of Saban covering the two year period ended May 31, 1995 and the five month period ended October 31, 1995 (the close of business on the date prior to the Effective Date), (ii) the consolidated financial statements of FCN Holding covering the two year period ended July 2, 1995, and the four month period ended October 31, 1995, and (iii) the financial statements of the Company for the eight month period commencing on the Effective Date and ending June 30, 1996, and for the years ended June 30, 1997 and June 30, 1998.

  The financial statements of the Company for the year ended June 30, 1997 are not comparable to the eight month period ended June 30, 1996 due to the different lengths of the time periods compared and because neither period includes the operations of IFE. In addition, the financial statements of the Company as of and for the year ended June 30, 1998 (which includes the results of operations of IFE from August 1, 1997) are not comparable to the year ended June 30, 1997 as the prior period did not include the operations of IFE. The Company has made significant changes to the programming of Fox Family Channel. For example, each week the Fox Family Channel now carries a total of 76.5 hours of programming targeted principally to children; at the time of its acquisition by the Company, The Family Channel did not carry any material amounts of programming targeted to this audience. Because of these changes, results of operations of IFE in prior periods may not be comparable to results of operations for future periods.

  The following discussion provides information and analysis with respect to the results of operations reflected in the financial statements included in this Report, as well as the liquidity and capital resources of the Company. This discussion should be read in conjunction with the financial statements and related notes and Item 6, "Selected Financial Data" included elsewhere in this Report.

SIGNIFICANT ACCOUNTING FACTORS

 Use of Estimates

  As is industry practice, management has made a number of estimates and assumptions relating to the amortization of programming costs and the reporting of assets and liabilities in the preparation of the financial statements discussed herein. Actual results could differ materially from these estimates. Management periodically reviews and revises its estimates of future airings and revenues as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.

 Revenue Recognition and Seasonality

  Revenues from television programming lease agreements are recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Advertising revenue is recognized as earned in the period in which the advertising commercials are broadcast. For this reason, significant fluctuations in the Company's revenues and net income can occur from period to period depending upon the availability dates of programs and advertising revenues. In the United States, revenues from advertising are normally significantly higher in the fourth calendar quarter, and in the international markets, a significant portion of revenues are recognized in April and October. The Company expects that its second and fourth fiscal quarters may contribute a disproportionate share of the revenues and net income for any fiscal year. During the fiscal year ended June 30, 1998, 32% and 27% of the Company's consolidated revenues were recognized in the second fiscal quarter and fourth fiscal quarter, respectively, of that year.

 Increased International Focus

  In recent years, revenues derived from international operations have become increasingly significant to the Company, representing 21% of the Company's consolidated revenues for the fiscal year ended June 30, 1998. As part of its business strategy, the Company intends to expand its international program production and distribution activities. Certain of these activities, such as the rollout of new international channels, may require material marketing and other expenses in advance of the receipt of related revenues, thereby adversely affecting the Company's results of operations as these activities are expanded and the international markets are developed.

RESULTS OF OPERATIONS

THE COMPANY

  The following tables set forth, for the periods indicated, certain data with respect to revenues, and costs and expenses of the Company as a percentage of total revenues:

                                REVENUE SUMMARY

                                          EIGHT
                                      MONTHS ENDED   YEAR ENDED    YEAR ENDED
                                      JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1998
                                      ------------- ------------- -------------
                                                   (IN THOUSANDS)
Revenues:
Children's programming:
  U.S. television distribution(1)....   $ 85,883      $126,796      $127,064
  Foreign television distribution(2).     29,389        58,844        74,942
  Merchandising and licensing, home
   video and other Ancillary
   revenues..........................     60,541        96,766       121,057
                                        --------      --------      --------
    Total............................    175,813       282,406       323,063
Telefilms/Family programming:
  U.S. distribution..................      4,474         3,574        29,495
  Foreign distribution...............     11,334        21,840        34,010
                                        --------      --------      --------
    Total............................     15,808        25,414        63,505
Domestic cable:
  Fox Family Channel(3)..............        --            --        277,890
                                        --------      --------      --------
    Total Revenues...................   $191,621      $307,820      $664,458
                                        ========      ========      ========

--------
(1) Television distribution in the United States consists principally of advertising sales generated by FCN and Saban.

(2) Foreign television distribution consists principally of cash transactions with foreign broadcasters and advertising revenues and subscriber fees generated by the international channels.

(3) Domestic cable consists principally of advertising revenues and subscriber fees.

             COSTS AND EXPENSES AS A PERCENTAGE OF TOTAL REVENUES

                                          EIGHT
                                      MONTHS ENDED   YEAR ENDED    YEAR ENDED
                                      JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1998
                                      ------------- ------------- -------------
Costs and expenses:
  Production and programming.........     51.6%         58.6%         54.3%
  Selling, general and
   administrative....................     12.0          20.3          22.0
  Fox Kids Network affiliate
   participations....................      4.6           2.0            --
  Amortization of intangible assets..       --            --           5.7
                                          ----          ----          ----
    Total costs and expenses.........     68.2%         80.9%         82.0%
Operating income ....................     31.8%         19.1%         18.0%

 Year ended June 30, 1998 compared with the year ended June 30, 1997

  Revenues for the year ended June 30, 1998 were $664.5 million as compared to $307.8 million for the year ended June 30, 1997, an increase of 116%. The revenue increase is primarily due to eleven months activity of

IFE, a controlling interest in which was acquired on August 1, 1997, which contributed revenues of $321.5 million for the year ended June 30, 1998. In addition, home video revenues for Casper: A New Beginning and Turbo: A Power Ranger Movie contributed $62.1 million in revenues for the year ended June 30, 1998. There were no comparable video releases in the prior year. In addition, syndication and other revenues increased for the year ended June 30, 1998 offsetting the $20.0 million recognized in the prior year in connection with the settlement and termination of an output agreement with Warner Bros. Home Video. Power Rangers revenue (including Turbo: A Power Rangers Movie) was $50.5 million for the year ended June 30, 1998 as compared to $70.8 million for the year ended June 30, 1997. As a result of the acquisition of IFE, the Company expects that Power Rangers will represent a smaller percentage of the Company's total revenue in the future.

  Production and programming costs increased $180.8 million or 100.0% for the year ended June 30, 1998 as compared to the prior year. This increase is attributable to the inclusion of eleven months' activity for IFE which accounted for $112.4 million of the increase and the significantly higher amortization expense associated with the two home video releases described above. Production and programming expenses as a percentage of total revenues decreased to 54.3% for the year ended June 30, 1998 from 58.6% for the year ended June 30, 1997. This decrease is principally due to the inclusion of IFE which has lower production and programming costs as a percentage of revenues than the Company has historically experienced. The Company expects this trend to continue.

  Selling, general and administrative expenses for the year ended June 30, 1998 increased $83.7 million or 134.1% as compared to the year ended June 30, 1997. As a percentage of total revenues, selling, general and administrative expenses increased to 22.0% in the current year from 20.3% in the prior year. This increase is primarily due to the inclusion of eleven months of activity of IFE ($71.8 million) and expenses associated with the Company's international channels ($6.0 million).

  Fox Kids Network affiliate participation expenses decreased $6.2 million for the twelve months ended June 30, 1998 as compared to the prior year. This decrease is due to lower profits, as defined in the affiliation agreements, as a result of lower ratings and higher marketing costs for the Fox Kids Network.

  The Company has reached an agreement with the majority of the Fox Kids Network Affiliates to modify the financial arrangements between the Fox Kids Network and the Fox Kids Network Affiliates. Commencing July 1, 1998, all of the affiliated stations will be paid an aggregate amount of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network and (iii) additional allocation of promotional advertising spots for the next three and one-half years. As of September 15, 1998, 140 or approximately 85% of the Fox Kids Network primary Affiliates accepted the proposal. There can be no assurance that all of the individual affiliated stations will approve the agreement.

  Amortization of intangible assets results from the acquisition of a controlling interest in IFE in August 1997. Eleven months of amortization was taken for the year ended June 30, 1998.

  The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10, a cable network based in The Netherlands. The Company acquired its initial interest in TV10 in March 1997. The Company is currently negotiating a sale of 50% of its interest in TV10 to a subsidiary of Fox Broadcasting.

  Interest expenses increased by $131.8 million for the year ended June 30, 1998 as compared to the year ended June 30, 1997. The increase is due to interest on the debt incurred in connection with the acquisition of IFE.

  The Company's provision for income taxes for the twelve months ended June 30, 1998 reflects foreign withholding taxes and U.S. federal and state income taxes related to IFE for the period before IFE became part of the Company's U.S. consolidated income tax return. The effective tax rate, excluding the amortization of intangible assets, is 21% as compared to 27% for the twelve months ended June 30, 1997. The decrease in income tax expense from the prior year is largely due to interest expense on the acquisition debt incurred by certain domestic subsidiaries of the Company.

 Year ended June 30, 1997 compared with the eight months ended June 30, 1996

  Revenues for the year ended June 30, 1997 were $307.8 million as compared to $191.6 million for the eight months ended June 30, 1996. For the year ended June 30, 1997, 23% of revenues were derived from Power Rangers as compared with 38% for the eight months ended June 30, 1996. The decrease in revenues from Power Rangers was offset by an increase in revenues from Big Bad BeetleBorgs and by $20 million of previously deferred revenue recognized during the year ended June 30, 1997 in connection with the settlement and termination of an output agreement with Warner Bros. Home Video. The Company has replaced the Warner Bros. Home Video agreement with a long term output agreement with Fox Video.

  Production and programming costs (including costs in connection with the settlement and termination of an output agreement with Warner Bros. Home Video) as a percentage of total revenues increased to approximately 59% for the year ended June 30, 1997 as compared with 52% for the eight months ended June 30, 1996. This increase in production and programming costs as a percentage of revenues resulted principally from the reduction in Power Rangers revenues described above which have historically had a high profit margin.

  Selling, general and administrative expenses increased to 20% of total revenues for the year ended June 30, 1997 as compared to 12% for the eight months ended June 30, 1996. This increase resulted from overhead associated with the start-up of the Company's international channels. To a lesser extent, selling, general and administrative expenses increased at the Fox Kids Network as a result of greater marketing, promotional and publicity activities at the network and these expenses increased at the Company's Paris office as a result of the acquisition of the Paris-based C&D and Vesical Limited programming libraries.

  Fox Kids Network affiliate participation costs were approximately 2% of total revenues for the year ended June 30, 1997 as compared to approximately 5% of total revenues for the eight months ended June 30, 1996. The decrease in such costs can be attributed to lower profits at FCN Holding resulting principally from the increased selling, general and administrative expenses described above.

  The Company's effective tax rate for the year ended June 30, 1997 was 26%. The Company's effective tax rate for the eight months ended June 30, 1996 was 37%. This change is attributable to the non-deductible investment advisory fee in the eight months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  In September 1997, the Company completed the IFE Acquisition. The total consideration for the IFE Acquisition was approximately $1.9 billion, including assumption of debt, and was financed by (i) the borrowing of $1.25 billion under a credit facility (the "Old Credit Facility"), (ii) the issuance of approximately $345 million of Series A Preferred Stock to Liberty IFE, Inc. ("Liberty IFE") and (iii) the issuance of a note to News America Incorporated in the amount of $345.5 million (the "NAHI Bridge Note"). In October 1997, the Company completed an offering (the "Offering") of the Company Notes, generating net proceeds to the Company of approximately $830 million. Of the net proceeds from the Offering, $215 million was used to repay a portion of the NAHI Bridge Note and the balance of $615 million was used to repay indebtedness under the Company's Old Credit Facility. Approximately $108 million (including accreted interest) was outstanding under the NAHI Bridge Note at June 30, 1998; however, no payments are due under the NAHI Bridge Note until March 2008.

  In October 1997, as part of the Offering, the Company amended the Old Credit Facility to the Amended Credit Facility which includes a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest, through November 30, 1998, at the Company's option at a rate per annum equal to either LIBOR plus a 1.5% interest rate margin or a base rate plus a .5% interest rate margin. As of June 30, 1998, $75 million was available under the Amended Credit Facility for additional borrowings.

  As a result of the IFE Acquisition and the financing transactions described above, the Company's principal liquidity requirements arise from interest payments. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. The Company expects to incur capital expenditures of approximately $19 million over the next 12 months, primarily due to one-time costs associated with the Company's consolidation of its broadcast, on-air promotion and post-production facilities in Los Angeles. In addition, the Company expects to require approximately $12 million of capital over the next 12 months to support its existing international channels, as well as the launch of future international channels. The Company's amendment to the affiliation agreements has been approved by a majority of the individual affiliated stations. Commencing July 1, 1998, the Company will be obligated to pay to the affiliates an aggregate of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and
(iii) additional allocation of promotional advertising spots for the next three and one-half years.

  Net cash provided by operating activities of the Company for the year ended June 30, 1998 was $318.3 million as compared to $196.8 million for the year ended June 30, 1997, reflecting the acquisition of IFE described above. During the year ended June 30, 1997, the Company distributed an aggregate of $708,000 to non-Fox O&O Affiliates, and during the year ended June 30, 1998, the Company distributed an aggregate of $100,000 to non-Fox O&O Affiliates.

  Net cash used in investing activities of the Company during the years ended June 30, 1997 and 1998 was $215.9 million and $1.6 billion respectively. The Company's net cash flow used in investing activities for the year ended June 30, 1997 included $13.6 million incurred in connection with the purchase of U.S. and international programming and libraries and the purchase of a 90% interest in TV10, a cable network in The Netherlands, as well as additions to production and programming costs. The majority of the investing activity for the year ended June 30, 1998 was related to the IFE Acquisition as described above and additions to production and programming costs.

  Net cash provided by financing activities of the Company during the years ended June 30, 1997 and 1998 was $31.9 million and $1.36 billion, respectively. The financing activities for the year ended June 30, 1997 consisted primarily of proceeds from bank borrowings, while the activities for the year ended June 30, 1998 related to bank and other borrowings in connection with the IFE Acquisition.

  The Company's total unrestricted cash balances at June 30, 1998 were $82.3 million.

  The Company believes that the $75 million of available borrowings under the Amended Credit Facility, together with cash flow from operations and cash on hand, should be sufficient to fund its operations and service its debt for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement applies to all enterprises that provide a full set of general-purpose financial statements. The Statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted.

  Further, in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal supersedes FASB Statement No. 14 on segments and does not apply to nonpublic enterprises or to not-for-profit organizations. The Statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier adoption permitted.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

  The Company is currently reviewing those Statements and will apply such provisions as it deems appropriate.

IMPACT OF YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits instead of four to define the applicable year. Any of the Company's computer programs that have time-sensitive software or facilities or equipment containing embedded micro-controllers may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing potential disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  The Company is in the process of completing an assessment of significant software and equipment used in the Company's operations and has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has established a management team to review all core computer systems, as well as equipment and facilities. Plans are being formulated to test and implement both software and hardware changes where required. In addition, the Company is contacting its key vendors and customers to determine if there are any significant Year 2000 exposures which would have a material effect on the Company. The Year 2000 project cost has not been material to date and, based on preliminary information, is not currently anticipated to have a material adverse effect on the Company's financial condition, results of operations or cash flow in future periods.

  However, if the Company, its customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant Year 2000 problems in a timely manner.

  The project is estimated to be completed not later than the first quarter of 1999. After completion of its Year 2000 assessment, the Company will develop contingency plans to reduce its Year 2000 exposure.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

FACTORS THAT COULD IMPACT FUTURE RESULTS

 Substantial Leverage; Ability to Service Indebtedness

  As of June 30, 1998, the Company's total amount of consolidated debt outstanding was approximately $1.7 billion, or 82% of total capitalization. The Company is a holding company and its ability to obtain funds from its subsidiaries and affiliates could be limited.

  The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain financing in the future for working capital, capital expenditures or general corporate purposes may be impaired; (ii) a substantial portion of cash flows from the operation of the Company's subsidiaries will be dedicated to the payment of the principal of and interest on its debt and will not be available for other purposes; and (iii) certain of the Company's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates. Further, the Company's Amended Credit Facility and the Indentures contain certain restrictive financial and operating covenants which affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, sell assets and engage in mergers and consolidations. These covenants may significantly limit the operating and financial flexibility of the Company and may limit its ability to respond to changes in its business or competitive activities. The failure by the Company to comply with such covenants could result in an event of default under the applicable instrument, which could permit acceleration of the debt under the instrument and in some cases acceleration of debt under other instruments containing cross-default or cross-acceleration provisions.

  The Company's ability to make scheduled payments of principal of, or to pay interest on or to refinance, its debt depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Although management believes that cash from operations, together with available borrowings pursuant to the Company's credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt for the foreseeable future, this is a forward-looking statement and there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its debt or to make necessary capital expenditures or other expenditures. Furthermore, there can be no assurance that the Company will be able to raise additional capital for any required refinancing in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Risks Associated with Holding Company Structure

  The Company is a holding company and its assets consist solely of investments in its subsidiaries. As a holding company, the Company's ability to meet its financial obligations and its funding and other commitments to its subsidiaries is dependent upon the earnings of the subsidiaries and the distribution or other payment of such earnings to the Company in the form of dividend distributions, loans or other advances, payment or reimbursement for management fees and expenses and repayment of loans and advances from the Company. Accordingly, the Company's ability to pay interest on its debt and otherwise to meet its liquidity requirements may be limited as a result of its dependence upon the distribution of earnings and advances of funds by its subsidiaries. The payment of dividends or the making of loans or advances to the Company by its subsidiaries may be subject to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries and are subject to various business considerations. Certain of the Company's subsidiaries may in the future be subject to loan or other agreements prohibiting or limiting the transfer of funds to the Company, or requiring that any indebtedness of such subsidiaries or affiliates to the Company be subordinate to the indebtedness under such agreements.

 Acquisition of IFE

  No Prior Cable Television Operations History. The IFE Acquisition expanded the Company's operations into the cable television business, a business in which it had never before operated. The cable television business is highly competitive, subject to government regulation and at risk to technological change. As of August 1998, cable television reached 70.2% of the United States' television households ("TVHH") compared to 98% for broadcast television and 7.2% for DTH satellite television. Cable television reaches approximately 29 million of U.S. children between the ages of 2-11. In the cable television market the Company is subject to competition from other cable television companies which, in many instances, have greater production, distribution and capital resources than the cable television operations of the Company.

  Programming Changes at The Family Channel. The Company reprogrammed The Family Channel as the Fox Family Channel in August 1998. There is no guarantee that the reprogrammed channel will retain its existing viewers or attract new viewers. If the ratings of the Fox Family Channel fail to meet the Company's expectations, the Company could be materially adversely affected. The Company acquired IFE with the expectation that the acquisition would result in synergies for the combined business. These include the potential to realize a greater return on its children's programming library through distribution on the Fox Family Channel and operational synergies through the sale of "packaged advertising," cross-promotional opportunities with the Fox Kids Network, consolidation of duplicative functions and the elimination of excess overhead. Achieving these anticipated business benefits will depend in part on whether the operations of IFE can be integrated with the operations of the Company in an efficient, effective and timely manner and the success of the programming changes. In addition, the integration of operations of IFE into the Company will require the dedication of management resources, which may affect management's attention regarding the day-to-day business of the Company. The inability of management to integrate successfully the operations of the companies could have a material adverse effect on the business, results of operations and financial condition of the Company.

 International Channels

  The Company is spending considerable resources on the development of international DTH and cable children's channels. The launch of channels throughout the world is particularly capital intensive. In many markets a number of the Company's competitors already have well established children's channels. Not only does the Company have to negotiate to obtain channel capacity (which is limited in many markets), but the Company must also acquire additional programming or adapt existing programming so that it appeals to local viewers.

 Possible Decline in Popularity of Current Programs and Uncertainty of Acceptance of New Programs

  A significant portion of the Company's revenues are derived from the creation, development, production, acquisition, international distribution, merchandising and other exploitation of children's television properties. For the fiscal year ended June 30, 1998, revenues from these sources represented approximately 49% of the Company's consolidated revenues. As a result of reprogramming The Family Channel as the Fox Family Channel to emphasize children's programming during the day, it can be anticipated that in the near future revenues from children's programming as a percentage of total revenues may increase. The success of any series depends upon unpredictable and volatile factors beyond the Company's control, such as children's preferences, competing programming and the availability of other entertainment activities for children. A shift in children's interests could cause the Company's current television programming to decline in popularity, which could materially and adversely affect the Company's results of operations and financial condition. The ability of the Company to continue successfully to exploit the merchandising opportunities afforded by its programs will also be dependent on the favorable ratings of the programs and the ability of the Company's characters to continue to provide attractive merchandising opportunities for its licensees. There can be no assurance as to the continuing commercial success of any of the Company's currently distributed properties, or that the Company will be successful in generating sufficient demand and market acceptance for its new properties.

 Decline in Ratings of Fox Kids Network

  Ratings for the Fox Kids Network among children ages 2-11 decreased 12% from the 1995-1996 broadcast season to the 1996-1997 broadcast season and, based on figures available to date for the 1997-1998 season, ratings have decreased 17% from the 1996-1997 season to the 1997-1998 season. The Company believes that part of the decline is due to the fact that children have many entertainment options, which are likely to continue, including more hours of children's programming on cable, new video games, computers and home videos. Material declines in the ratings of the Fox Kids Network could materially and adversely affect the Company's results of operations and financial condition.

 Possibility of Non-Renewal of Affiliation Agreements by FOX Television Member Stations

  Over 92% of the affiliation agreements with Fox Broadcasting's member stations ("FOX Television Member Stations") require the affiliates also to carry the Fox Kids Network. Fox Broadcasting currently expects to continue to be able to renew its affiliation agreements with the FOX Television Member Stations as they mature. A FOX Television Member Station may choose not to renew its affiliation agreement with Fox Broadcasting and at the same time discontinue carriage of the Fox Kids Network. If a FOX Television Member Station decides not to renew its status as such, it is less likely that it would continue to carry Fox Kids Network programming. If the Company fails to renew its affiliation agreements, there could be a material and adverse effect on the results of operations and financial condition of the Company. See, however, "Results of Operations--Year ended June 30, 1998 compared with the year ended June 30, 1997."

 Possible Reduction in Distribution or Non-Renewal of the Fox Family Channel by Cable Operators

  The Company distributes the Fox Family Channel to cable operators pursuant to affiliation agreements whereby the cable operator agrees to provide carriage for a specified per subscriber fee. Currently, the Fox Family Channel has affiliation agreements covering approximately 13,000 affiliates. Pursuant to these agreements, the Fox Family Channel has approximately 73 million cable and satellite subscribers out of a potential audience reach of approximately 75 million households at August 15, 1998. Under these agreements, cable operators and other distributors may discontinue carriage of the Fox Family Channel or move the Fox Family Channel to a more narrowly distributed level of service or tier. Such discontinuance or movement, if it involved a significant number of subscribers, could limit the Fox Family Channel's ability to generate national advertising revenues, as these depend on broad distribution, particularly by cable operators. Subsequent to the debut of the new programming on the Fox Family Channel, no cable operators have discontinued carriage of the Fox Family Channel service. The Company currently expects to continue to be able to renew its affiliation agreements as they mature or to maintain its carriage on an "expanded basic," the most widely distributed level of service. However, there can be no assurance that these affiliation agreements will be renewed or that they will be renewed on the same or more favorable terms.

 Dependence Upon Key Personnel

  The Company's success depends to a significant extent upon the expertise and services of certain key executives, including Haim Saban, the Company's Chairman and Chief Executive Officer and the founder of Saban. The Company has entered into employment agreements with Mr. Saban and certain of its other key executives. The Company does not maintain "key person" life insurance policies on any of its executives. The loss of the services of Mr. Saban or any of the key personnel could have a material adverse effect on the results of operations and financial condition of the Company.

 Competition

  The businesses in which the Company engages are highly competitive. Each of the Company's primary business operations is subject to competition from companies which, in some instances, have greater production, distribution and capital resources than the Company.

  Programming. The Company competes on the basis of relationships and pricing for access to a limited supply of facilities and creative personnel to produce its programs. The Company competes with major motion picture studios, such as Warner Bros. and The Walt Disney Company, and animation production companies, including Hanna Barbera and Film Roman, for the services of writers, producers, animators, actors and other creative personnel and specialized production facilities.

  Distribution. In the United States, the Company competes for ratings and related advertising revenues. The Company currently competes through its Fox Kids Network and the Fox Family Channel, with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, TNT, Disney Channel, The Cartoon Network and Nickelodeon, for market acceptance of its programming, viewership ratings and related advertising revenues. To the extent that the Company produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, the Company contends with a large number of U.S.-based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations which may stipulate certain local content requirements.

  More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

 Overestimation of Revenues or Underestimation of Costs

  The Company follows Financial Accounting Standards Board Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," regarding revenue recognition and amortization of production costs for programs and films in which the Company owns or controls all applicable rights. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenues expected to be received from such program or film. For programs in which the Company acquires only network broadcast rights, the Company amortizes such program costs over the estimated number of broadcasts in accordance with Financial Accounting Standards Board Statement No. 63, "Financial Reporting by Broadcasters." If revenue or cost estimates change with respect to a program or film, the Company may be required to write down all or a portion of the unamortized costs for such program or film. No assurance can be given that such write-downs, if they occur, will not have a material adverse effect on the Company's results of operations or financial condition.

 Seasonality

  All of the Company's television programming revenues are recognized either when the program is available for broadcast or when advertising spots are broadcast during a program. For this reason, significant fluctuations in the Company's total revenues and net income can occur from period to period depending upon availability dates of programs and advertising revenues. In the United States, revenues from advertising targeted at children are concentrated in the fourth calendar quarter of each year. In the international television market, a significant portion of revenues are recognized in connection with sales at the international sales trade shows (principally MIP in April and MIP-COM in October). As a result, the second and fourth quarters of each calendar year have generally contributed a substantial portion of the Company's total revenues. Due, in part, to these seasonality factors, the results of any one quarter are not necessarily indicative of results for future periods, and cash flows may not correlate with revenue recognition.

 Dependence Upon Satellite Transponders

  Distribution of the Fox Family Channel depends upon the operation of satellites by third parties. Since August 15, 1998, the Company has been transmitting all programming for the Fox Family Channel from the FOX Television Broadcast Center in Los Angeles, California. Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. At present, there are a limited number of domestic communications satellites available for the transmission of cable television programming to cable system operators. If satellite transmission is interrupted or terminated due to the failure or unavailability of a transponder, the termination or interruption could have a material adverse effect on the Company. The availability of additional transponders in the future is dependent on a number of factors over which the Company has no control. These factors include the future authorization of additional domestic satellites, future competition among prospective users for available transponder space, the uncertain status of the United States' Space Shuttle Program (including priority allocations of future shuttle cargo space to military rather than commercial payloads) and the uncertain availability of satellites launching by private entities in the United States and by private or governmental entities in other countries.

 International Sales

  For the fiscal year ended June 30, 1998, the Company derived approximately 21% of its consolidated revenues from international operations. As part of its business strategy, the Company intends to expand its international program production and distribution activities, as well as its worldwide merchandising, licensing and ancillary activities, including the launch of children's channels on DTH satellite and cable platforms throughout the world. The Company is subject to the special risks inherent in international business activities, including (i) general economic, social and political conditions in each country, (ii) currency fluctuations, (iii) double taxation, (iv) unexpected changes in applicable regulatory requirements and (v) compliance with a variety of international laws and regulations. The operations of the Company's international entities are measured in part in local currencies. For reporting purposes, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rates prevailing during the period. As a result, the Company can expect to record foreign exchange losses and gains in the future.

 Potential Adverse Impact of Regulation

  The United States Congress and the FCC currently have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitability of the Company's business. These proposed changes include, for example, expansion of program access requirements and potential must-carry rights for digital television broadcast stations (which could limit the capacity of multichannel video programming distributors available for the Company's programming). It is impossible to predict the outcome of federal legislation or administrative action currently under consideration or the potential effect thereof on the Company's business. In addition, certain aspects of the Company's cable operations are subject, directly or indirectly, to regulation at the state and/or local level. State and/or local authorities could adopt laws or regulations in this area that could further restrict the operations of the Company.

 Potential for Deadlocks

  The holders of the Class B Common Stock of the Company have agreed, so long as neither Fox Broadcasting nor Haim Saban and the other former stockholders of Saban as a group have disposed of more than one-third of their respective initial Class B Common Stock beneficial holdings, to vote their shares together on all matters presented to the stockholders, and if they cannot agree as to how to vote on a matter, to abstain from voting with respect thereto. There is no mechanism for breaking a deadlock among the holders of Class B Common Stock. With respect to the election of directors, the holders of the Class B Common Stock have agreed to vote their shares for three directors selected by Haim Saban and three directors selected by Fox Broadcasting. Because the charter documents provide that no Board action may be taken without a vote of at least three-quarters of the directors, the possibility exists that, as a result of differences which may in the future arise between Fox Broadcasting and Mr. Saban, the Company may experience difficulties in defining and meeting its business objectives, or in effecting a transaction which would be in the best interests of the Company, which could materially adversely affect the results of operations and financial condition of the Company.

 Strategic Relationships with News Corp. and Fox

  The Company has had, and continues to have, a close strategic relationship with News Corp. and its affiliated entities, including Fox Broadcasting, and believes that this relationship is materially important to its business and business strategies. However, except as may be provided in the agreements between them which are discussed elsewhere in this Report, neither News Corp. or its affiliated companies nor the Company are obligated to engage in any business transactions or jointly participate in any opportunities with the other, and the possibility exists that the current strategic relationships between the parties could materially change in the future.

 Transactions With Stockholders and their Affiliates

  The Company has in the past entered into transactions and agreements, some of which are ongoing, with Haim Saban and with Fox Broadcasting and News Corp. and their affiliated companies. In addition, the Company may in the future enter into additional agreements and other transactions with certain of these affiliates. Although the Company has adopted a policy that future transactions between the Company and any of these affiliates or family members must be approved by a majority of the Board of Directors of the Company, there can be no assurance that any such future transactions will prove to be favorable to the Company. In addition, the Indentures provide, with certain exceptions, that the Company may not enter into any transactions with affiliates except on terms that are no less favorable to the Company than the Company would obtain in a comparable arm's-length transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. The Company manages these market risks by using derivative financial instruments in accordance with established policies and procedures. The Company does not use derivative financial instruments for trading purposes.

  When the Company licenses its programming outside the United States, the majority of transactions are denominated in U.S. dollars. Channel subscription fees are denominated in local currencies. For those transactions denominated in foreign currencies, to the extent possible, sales and purchases in specific currencies are offset against each other. The foreign currencies in which the Company has the most significant exchange rate exposure are the British pound, French franc, German mark and Canadian dollar. To manage these exposures, the Company periodically initiates hedging activities by entering into currency exchange agreements, consisting primarily of currency forward contracts, to minimize cost variations which could result from fluctuations in currency exchange rates. The currency exchange agreements which provide hedge coverage typically mature within one year of origination, consistent with the underlying purchase or sales commitment.

  The Company maintains a mix of fixed and floating debt to mitigate its exposure to interest rate fluctuations.

  The Company's management believes that fluctuations in interest rates and currency exchange rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate and currency exchange rate fluctuations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Index to Financial Statements, Reports of Independent Public Accountants, Financial Statements and Notes to the Financial Statements appear in a separate section of this Form 10-K (beginning on page F-1) following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company, and their ages at June 30, 1998, are as follows:

              NAME            AGE                   POSITION
              ----            ---                   --------
   Haim Saban................  53 Chairman of the Board and Chief Executive
                                   Officer of the Company; Chairman and Chief
                                   Executive Officer of Saban; Co-Chairman of
                                   IFE
   Mel Woods.................  46 President, Chief Operating Officer, Chief
                                   Financial Officer and Director of the
                                   Company; President and Chief Operating
                                   Officer of Saban; Executive Vice President
                                   and Chief Operating Officer of IFE
   Shuki Levy................  52 Executive Vice President and Director of the
                                  Company
   Donna Cunningham..........  37 Executive Vice President, Business and Legal
                                   Affairs and General Counsel of the Company
   Mark Ittner...............  46 Chief Accounting Officer of the Company and
                                   Senior Vice President of Finance of Saban
   K. Rupert Murdoch.........  67 Director
   Chase Carey...............  44 Director
   Lawrence Jacobson.........  39 Director

  Haim Saban, the founder of Saban, has served as the Chairman of the Board and Chief Executive Officer of the Company since its inception in August 1996, and Chairman and Chief Executive Officer of Saban since the establishment of Saban in 1983. Mr. Saban is a creator and executive producer of the Company's live-action series, Power Rangers.

  Mel Woods has served as President, Chief Operating Officer, Chief Financial Officer and a director of the Company since its inception in August 1996. Mr. Woods has also been the President and Chief Operating Officer and a director of Saban since 1991. From 1987 to 1991, Mr. Woods served as Senior Vice President and Chief Financial Officer of DIC Enterprises, an animation production company. Prior. to joining DIC, Mr. Woods was Senior Vice President, Chief Financial Officer and Treasurer of Orion Pictures Corp. and served as a member of its board of directors. Mr. Woods is a member of the board of directors of On Stage Entertainment, Inc., a producer of live entertainment shows.

  Shuki Levy became the Executive Vice President and a director of the Company in 1996 and is responsible for productions. Mr. Levy has served as an independent contractor performing production related assignments for Saban since 1983. Mr. Levy is executive producer of the Company's live-action series, Power Rangers, and also serves as executive producer for Big Bad BeetleBorgs and Masked Rider.

  Donna Cunningham became the Executive Vice President of the Company in June of 1998 and is responsible for overseeing the business and legal affairs of the Company. From March 1996 to December 1996, Ms. Cunningham served as Vice President, Business and Legal Affairs for the Fox Kids Network, and from December 1996 to June 1998, she served as Senior Vice President of Business and Legal Affairs for Fox Kids Worldwide, overseeing all business and legal affairs for both the Fox Kids Network and the Fox Family Channel. From September 1995 through March 1996, Ms. Cunningham was Vice President of Business and Legal Affairs for Hanna-Barbera, Inc., a full service animation production and distribution company. From March 1991 through September 1995, she served as Director, Vice President and Consultant of Business and Legal Affairs for animation production company DIC Entertainment, Inc. (formerly known as DIC Animation City, Inc.).

  Mark Ittner has served as Chief Accounting Officer of the Company since September 1997, and as Senior Vice President of Finance of Saban since March 1995 and as Vice President of Finance from February 1993 to March 1995. From 1990 to 1993, Mr. Ittner served as Vice President and Controller of Imagine Films, a motion picture and television production company. Prior to joining Imagine Films, Mr. Ittner was the acting Co-Chief Financial Officer of Weintraub Entertainment Group, after joining Weintraub as a Vice President and Controller in January 1988. From 1979 to 1984, Mr. Ittner was first Assistant Controller and then in 1984, Vice President and Controller, of Hanna-Barbera Productions, Inc. and its parent company, The Taft Entertainment Company.

  K. Rupert Murdoch has served as a director of the Company since August 1996. Mr. Murdoch is an Executive Director and has been the Chief Executive of News Corp. since its formation in 1979 and has served as its Chairman since 1991. From 1969 to 1979, Mr. Murdoch served as Chief Executive of News International plc, which is now News Corp.'s principal operating subsidiary in the United Kingdom. From 1953 to 1969, Mr. Murdoch served as Chief Executive of News Limited, which is now News Corp.'s principal operating subsidiary in Australia. Mr. Murdoch has served as Chairman of the Star Television Group since 1993 and as a Director of BSkyB since 1990. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc.

  Chase Carey has served as a director of the Company since August 1996. Mr. Carey is an Executive Director and has been the Co-Chief Operating Officer of News Corp. since October 1996. Mr. Carey has served as the Chairman and Chief Executive Officer of FOX Television since July 1994. Mr. Carey is responsible for all divisions of FOX Television including Fox Broadcasting, Fox Television Stations, Twentieth Television's domestic syndication unit and FOX Television's cable interests. Mr. Carey joined Fox Inc. in 1988 as Executive Vice President, served as Chief Financial Officer, and assumed the title of Chief Operating Officer in February 1992. Prior to joining FOX Television, Mr. Carey worked at Columbia Pictures in several executive positions, including President of Pay/Cable and Home Entertainment and Executive Vice President of Columbia Pictures International. Mr. Carey is a member of the boards of directors of Gateway 2000 and Colgate University.

  Lawrence Jacobson has served as a director of the Company since November 1997. Mr. Jacobson was named President of FOX Television Network, in September 1997. Mr. Jacobson had been Executive Vice President of Fox Television since May 1996, and was named Executive Vice President and Chief Financial Officer of Fox Broadcasting Company in July 1994. Mr. Jacobson joined Fox Inc. in December 1990 as Vice President, Finance, and became Senior Vice President, Finance in July 1992.

 Election of Directors; Change in Control

  Pursuant to the terms of an Amended and Restated Strategic Stockholders Agreement dated as of August 1, 1997 between, among others, Fox Broadcasting and Haim Saban and the former Saban Stockholders (the "Amended and Restated Strategic Stockholders Agreement"), Fox Broadcasting and Mr. Saban have agreed to vote all of the shares of Class B Common Stock beneficially owned by each of them to the election of three directors designated by Fox Broadcasting and three directors designated by Mr. Saban. If in the future the Company becomes subject to any requirement that the Company's Board of Directors include independent directors, Fox Broadcasting and Mr. Saban are each to include among their respective slates of nominees the number of independent directors necessary to satisfy such requirement. Fox Broadcasting and Mr. Saban will mutually agree on two independent directors. If they are unable to mutually agree, Fox Broadcasting will nominate one independent director and Mr. Saban will nominate the other and they will each vote for both nominees.

  If either Haim Saban or Fox Broadcasting transfers more than one-third of its initial holdings of Class B Common Stock (Mr. Saban's holdings to include the shares of the former Saban Stockholders), then Fox Broadcasting or Mr. Saban, as the case may be, has the right to designate the remaining two-thirds of the authorized number of directors.

  As part of the voting provisions of the Amended and Restated Strategic Stockholders Agreement, both Mr. Saban and Fox Broadcasting have agreed to a standstill whereby neither of them will, without the consent of the other, among other things, (i) purchase, acquire, offer or agree to purchase or acquire any shares of capital stock or other voting securities of the Company;
(ii) solicit stockholders for the approval of stockholder proposals; or (iii) otherwise act, alone or in concert with others, to assert or encourage any other person or entity in seeking to control the management, board of directors or policies of the Company or to propose or effect a business combination, restructuring, recapitalization, liquidation, dissolution or similar transaction.

  Fox Broadcasting's designees are currently K. Rupert Murdoch, Chase Carey and Lawrence Jacobson. Haim Saban, Mel Woods and Shuki Levy are the designees of Haim Saban.

  Under an agreement among Fox Broadcasting, Haim Saban and the former Saban Stockholders, Fox Broadcasting has the right and option, commencing in December 2002 or earlier in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company then held by Mr. Saban and the former Saban Stockholders, and pursuant to the Amended and Restated Strategic Stockholders Agreement, Mr. Saban has the right and option, commencing in December 2000, or earlier in the event of a change in control of Fox Broadcasting or certain limited circumstances, to cause Fox Broadcasting to purchase all of these shares. See Item 13, "Certain Relationships and Related Transactions."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the aggregate cash and non-cash compensation paid or accrued by the Company to the Chief Executive Officer and the other four most highly compensated executive officers ("Named Executive Officers") compensated in excess of $100,000 for the fiscal year ended June 30, 1998. Compensation decisions are currently made by the President and the Chief Executive Officer.

                          SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION
                                      ------------------------    OTHER ANNUAL
  NAME AND PRINCIPAL POSITION    YEAR   SALARY        BONUS       COMPENSATION
  ---------------------------    ---- ----------    ----------    ------------
Haim Saban ..................... 1996 $1,000,000    $      --         (1)
 Chairman of the Board and Chief 1997  1,000,000           --         (1)
 Executive Officer               1998  1,000,000           --         (1)

Mel Woods....................... 1996 $  428,000    $  624,000        (1)
 President, Chief Operating      1997    452,100       650,000        (1)
  Officer and                    1998    476,500     2,528,700(2)     (1)
 Chief Financial Officer

Shuki Levy...................... 1996 $  500,000(3) $      --         (1)
 Executive Vice President        1997    500,000       700,000        (1)
                                 1998    500,000           --         (1)

William Josey(4)................ 1996 $  238,700    $   15,000        (1)
 Senior Vice President, Business 1997    256,300        10,000        (1)
  Affairs                        1998    284,800        12,000        (1)
 and General Counsel--Saban

Donna Cunningham(5) ............ 1996 $   46,500    $      --         (1)
 Executive Vice President,       1997    199,300        10,000        (1)
  Business and                   1998    246,200       130,000        (1)
 Legal Affairs and General
  Counsel

Mark Ittner..................... 1996 $  167,300    $   20,000        (1)
 Chief Accounting Officer and    1997    198,600        10,000        (1)
  Senior Vice                    1998    222,900        27,500        (1)
 President of Finance--Saban

--------
(1) Less than either $50,000 or 10% of total annual salary and bonus.

(2) See Item 13, "Certain Relationships and Related Transactions--Transactions between Haim Saban, other Executive Officers and Saban."

(3) Includes amounts paid to Mr. Levy as a consultant during the fiscal year ended June 30, 1996.

(4) Terminated employment with the Company effective May 22, 1998.

(5) Commenced employment with the Company effective March 25, 1996.

  See Item 13, "Certain Relationships and Related Transactions--Transactions between Haim Saban, other Executive Officers and Saban" for information with respect to certain loans, forgiveness of loans and other transactions for the benefit of certain of the Named Executive Officers.

STOCK OPTIONS

  The following table summarizes information with respect to the number of shares of Class A Common Stock underlying stock options held by each of the Named Executive Officers at June 30, 1998, and the value of unexercised options, assuming a value of $62.50 per share of Class A Common Stock at June 30, 1998.

                   AGGREGATED FISCAL YEAR-END OPTION VALUES

                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                             OPTIONS AT FISCAL YEAR-    IN-THE-MONEY OPTIONS
                                       END               AT FISCAL YEAR-END
                            ------------------------- -------------------------
     NAME                   EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
     ----                   ----------- ------------- ----------- -------------
Haim Saban.................       --          --      $      --    $      --
Mel Woods(1)...............   129,310      32,327      4,882,746    1,220,667
Shuki Levy(2)..............   129,310      32,327      6,482,310    1,620,553
William Josey..............       --          --             --           --
Mark Ittner................       --          --             --           --
Donna Cunningham...........       --          --             --           --

--------
(1) The value of unexercised in-the-money options at fiscal year end is based on the difference between the Company's estimate of $62.50 for the fair market value of the Class A Common Stock and the exercise price of $24.74 for the options. See "--Employment Agreements".

(2) The value of unexercised in-the-money options at fiscal year end is based on the difference between the Company's estimate of $62.50 for the fair market value of the Class A Common Stock and the exercise price of $12.37 for the options.

  Under the terms of the option agreements, an executive whose employment is terminated must sell his or her stock options (together with any shares acquired pursuant to the exercise of such options, the "Option Shares") to the Company for an amount equal to the fair market value of such Option Shares plus the fair market value of the shares with respect to which the executive's option has vested but has not been exercised, less the executive's purchase price. Such amount is to be paid to the executive 10% in cash and 90% by a promissory note to be payable in nine equal annual installments.

  In addition, in the event Haim Saban, any member of his immediate family or any of his affiliated entities (Haim Saban and such family members, the "Saban Entities") sells to a third party any shares of common stock of the Company (the "Saban Company Shares"), each executive must sell the "applicable percentage" of his or her Option Shares for the same per share consideration paid by the third party for the Saban Company Shares. The "applicable percentage" is equal to the percentage of the Saban Company Shares sold to the third party out of the total shares of the Company owned by the Saban Entities immediately prior to the sale. The Company must purchase such shares for cash consideration equal to the applicable percentage of the per share consideration paid by the third party for the Saban Company Shares multiplied by the number of Option Shares with respect to which such executives' options have vested but have not been exercised, less the purchase price.

EMPLOYMENT AGREEMENTS

  Haim Saban has an employment agreement with the Company which extends through June 30, 2002. Pursuant to the terms of the agreement, Mr. Saban is to be paid an annual salary of $1.0 million. Mr. Saban may not be removed or replaced with or without cause until he and the other stockholders of the Company whose shares he controls collectively transfer more than one-third of the number of shares of Class B Common Stock they currently beneficially own. If Mr. Saban is terminated following such an event, he will be entitled to receive an amount equal to his annual base salary from the date of his termination through June 30, 2002. Under the agreement, Mr. Saban may engage in certain activities for his own account, including music publishing, investments and charity. The agreement generally provides that Mr. Saban will not, during the term of his employment and for a period of five years thereafter, compete with the Company.

  The Company has an employment agreement with Mel Woods. The term of Mr. Woods' employment agreement with the Company extends through May 31, 1999. Mr. Woods is to be paid an annual base salary of $475,000 and $500,000 for each of the 1997-98 and the 1998-99 periods, respectively, and an annual contingent bonus which is limited to $675,000 and $700,000 for each of the 1997-98 and 1998-99 periods, respectively. The Company may terminate Mr. Woods' employment at any time with or without cause, and Mr. Woods may terminate his or her employment upon the Company's material breach of the employment agreement. If Mr. Woods is terminated by the Company with cause, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination and (ii) vested rights with respect to certain stock options granted in connection with the employment agreement. Should Mr. Woods terminate his employment or should his employment be terminated by the Company without cause, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination, (ii) severance pay for the balance of the term of the employment agreement, subject to offset against future earnings, (iii) bonus compensation for the period in which the date of termination falls, pro-rated to the date of such termination and (iv) vested rights with respect to certain stock options granted in connection with the employment agreement. On May 20, 1998, the Company amended Mr. Wood's employment agreement and paid Mr. Woods compensation of $2,000,000 in the form of an advance (the "Advance") against amounts to be paid to Mr. Woods upon termination of this employment. The Advance bears no interest and is included in Mr. Woods' taxable income as a bonus for the year ended June 30, 1998. Further, if Mr. Woods exercises any stock options to acquire shares of the Company's Class A Common Stock, Mr. Woods shall concurrently repay the Advance through an increase in the purchase price in connection with the exercise.

  The Company has an employment agreement with Shuki Levy. Mr. Levy's employment agreement with the Company extends through May 31, 1999. Mr. Levy is to be paid an annual base salary of $500,000 for each of the 1997-98 and 1998-99 periods and is eligible to receive additional benefits. The Company may terminate Mr. Levy's employment at any time with or without cause, and Mr. Levy may terminate his employment upon the Company's material breach of the employment agreement. If Mr. Levy is terminated by the Company with cause, he will be entitled to receive his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination. Should Mr. Levy terminate his employment or should his employment be terminated by the Company without cause, Mr. Levy will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination and (ii) severance pay for the balance of the term of the employment agreement, subject to offset against Mr. Levy's future earnings.

  The Company has an employment agreement with Donna Cunningham to serve as Executive Vice President, Business and Legal Affairs and General Counsel of the Company. The term of the employment agreement extends through June 1, 2001. The Company has two consecutive one year options to extend the term.
Ms. Cunningham is to be paid an annual base salary of $300,000 for each of the one year periods from June 1, 1998 through May 31, 2000 and a base salary of $315,000 from June 1, 2000 through May 31, 2001. The employment agreement provides that the Company may terminate Ms. Cunningham's employment for cause.

  The Company has an employment agreement with Mark Ittner to serve as Senior Vice President of Finance of Saban. The term of the employment agreement extends through March 31, 2000. Mr. Ittner is to be paid an annual base salary of $225,000 for the period from April 1, 1998 through March 31, 1999 and $235,000 for the period from April 1, 1999 through March 31, 2000. The employment agreement provides that the Company may terminate Mr. Ittner's employment for cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information as of June 30, 1998 with respect to the shares of Class A Common Stock and Class B Common Stock beneficially owned by (i) each director of the Company; (ii) each person known to the Company to be the beneficial owner of more than 5% of either class of Common Stock; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each person listed is in care of the Company, 10960 Wilshire Boulevard, Los Angeles, California 90024.

                                          CLASS A               CLASS B
                                      COMMON STOCK(1)       COMMON STOCK(1)
                                   --------------------- ----------------------
                                   NUMBER OF PERCENT OF  NUMBER OF  PERCENT OF
                                    SHARES   CLASS OWNED   SHARES   CLASS OWNED
                                   --------- ----------- ---------- -----------
   Haim Saban(2)(3)...............      --        --     15,840,000    100.0%
   Silverlight Enterprises,
    L.P.(2)(3)....................      --        --      2,759,724     17.4
   Fox Broadcasting(2)(3).........                --     15,840,000    100.0
   Allen & Co. Incorporated.......  160,000     100.0%          --       --
   Mel Woods(5)...................  129,310      44.7           --       --
   Shuki Levy(5)..................  129,310      44.7           --       --
   Donna Cunningham...............      --        --            --       --
   Mark Ittner....................      --        --            --       --
   William Josey..................      --        --            --       --
   K. Rupert Murdoch(4)...........      --        --     15,840,000    100.0
   Chase Carey(4).................      --        --     15,840,000    100.0
   Lawrence Jacobson..............      --        --            --       --
   All of the Company's executive
    officers and directors as a
    group (eight persons).........  258,620      61.8%   15,840,000    100.0%

--------
(1) Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 30, 1998.

(2) Pursuant to Rule 13d-3 under the Exchange Act, Haim Saban and Fox Broadcasting may be deemed to beneficially own all shares of Class B Common Stock held by each of them, and by the other stockholders identified in the table, as the result of an agreement (the "Voting Agreement") pursuant to which Mr. Saban and Fox Broadcasting have the right to direct the voting of such shares with respect to all matters submitted to a vote of stockholders, including the election of directors of the Company. With regard to the election of directors, Fox Broadcasting has agreed to vote in favor of three nominees designated by Haim Saban and Haim Saban has agreed to vote in favor of three nominees designated by Fox Broadcasting. If either Haim Saban, together with the entities he controls, or Fox Broadcasting owns less than 2,640,000 shares of Class B Common Stock, then, at the option of the other, the Voting Agreement will terminate. As part of the Voting Agreement, both Mr. Saban and Fox Broadcasting have agreed to a standstill whereby neither of them will, without the consent of the other, among other things, (i) purchase, acquire, offer or agree to purchase or acquire any shares of capital stock or other voting securities of the Company; (ii) solicit stockholders for the approval of stockholder proposals; or (iii) otherwise act, alone or in concert with others, to assert or encourage any other person or entity in seeking to control the management, board of directors or policies of the Company or to propose or effect a business combination, restructuring, recapitalization, liquidation, dissolution or similar transaction. See "-- Election of Directors; Change in Control."

(3) Pursuant to Rule 13d-3 under the Exchange Act, Haim Saban may be deemed to beneficially own all shares of Class B Common Stock held by Silverlight Enterprises, L.P. as the result of the Voting Agreement pursuant to which Mr. Saban has the right to direct the voting of these shares with respect to all matters submitted to a vote of the stockholders, including the election of directors of the Company.

    Under agreements between Mr. Saban, the other Saban Stockholders and Fox Broadcasting, Fox Broadcasting has the right and option, commencing in December 2002 or earlier in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company held by Mr. Saban and the other Saban Stockholders and Mr. Saban has the right and option, commencing in December 2000, or earlier in the event of a change in control of Fox Broadcasting or certain limited circumstances, to cause Fox Broadcasting to purchase all of such shares.

    As of June 30, 1998, the total number of shares of Class B Common Stock and the percentage of Class B Common Stock beneficially owned by Mr. Saban, the entities which he controls, and Fox Broadcasting over which each had sole investment power was as follows:

                                             NUMBER OF  AGGREGATE
                                              SHARES   VOTING POWER
                                             --------- ------------
   Haim Saban..............................  3,737,844     23.6%
   Quartz Enterprises, L.P. ...............    760,320      4.8
   Merlot Investments, a California general
    partnership............................    645,381      4.1
   Silverlight Enterprises, L.P. ..........  2,759,724     17.4
   Celia Enterprises, L.P. ................     16,731      0.1
   Fox Broadcasting........................  7,920,000     50.0%

(4) Because of their positions with Fox Broadcasting, each of Messrs. Murdoch and Carey may be deemed to beneficially own all of the shares of Class B Common Stock owned or controlled by Fox Broadcasting. Each of Messrs. Murdoch and Carey disclaims any pecuniary interest in such securities.

(5) Represents shares reserved for issuance upon exercise of stock options exercisable within 60 days of June 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Reorganization

  The Company was incorporated in August 1996 under Delaware law as a holding company of FCN Holding, Saban and the LLC. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of a controlling interest in IFE,
(i) Fox Broadcasting Sub, a wholly owned indirect subsidiary of Fox Broadcasting, exchanged its capital stock in FCN Holding, which indirectly owns FCN, for 7,920,000 shares of Class B Common Stock of the Company,
(ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the Saban Stockholders exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for the Fox Subordinated Note from the Company, which accrues interest at the rate of 10.42%. The payment of principal and interest under the Fox Subordinated Note are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

  On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAHI Bridge Note to NAHI upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAHI Bridge Note had a principal amount of $345.5 million. In connection with the Offering, $215 million of the net proceeds was used to repay a portion of the NAHI Bridge Note. The NAHI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the

NAHI Bridge Note accretes interest at a rate of approximately 10.427% per annum. The Company may repay the NAHI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAHI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures.

  As part of the formation of the LLC, Saban, the Saban Stockholders, Fox Broadcasting, FCN Holding and one of its subsidiaries entered into a Strategic Stockholders Agreement dated December 22, 1995, which provided, among other things, for restrictions on transfer of the stock held by the parties, certain voting rights between them, as well as the terms of the Reorganization. The parties to the Strategic Stockholders Agreement also agreed to provide Haim Saban and the Saban Stockholders and Fox Broadcasting certain registration rights. On August 1, 1997, the Strategic Stockholders Agreement was amended and restated (the "Amended and Restated Strategic Stockholders Agreement") to add provisions regarding voting between Fox Broadcasting and the former Saban Stockholders. See Item 10, "Directors and Executive Officers of the Registrant--Election of Directors; Change in Control."

  As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with Fox Broadcasting Sub as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Preferred Stock or to redeem the Series A Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by News Corp., or (iii) under the Funding Agreement, and either News Corp. or NPAL provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50 million, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50 million may be converted into shares of Class B Common Stock. If Fox Broadcasting Sub elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from Fox Broadcasting Sub up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50 million of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If Fox Broadcasting Sub elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

  In connection with the formation of the LLC and pursuant to a Stock Ownership Agreement dated December 22, 1995, the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. The LLC paid to the Saban Stockholders an aggregate of $80.1 million for the grant of the option. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately transferred the agreement to Fox Broadcasting Sub, a wholly owned subsidiary of Fox Broadcasting. Accordingly, the option may be exercised by Fox Broadcasting Sub as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) on December 22, 2000, upon receipt by Fox Broadcasting of written notice from Haim Saban of his desire to cause Fox Broadcasting to purchase all of the shares of Class B Common Stock held by the Saban Stockholders; or (iii) upon delivery of written notice by Fox Broadcasting at any time on or after December 22, 2002, or before December 22, 2012.
The purchase price formula under the option is based on the fair market value of the Company. In addition, Haim Saban has the right and option, commencing in December 2002, or earlier in the event of a change in control of Fox Broadcasting or certain other limited circumstances, to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders.

  In connection with the acquisition of IFE, the Company issued to Liberty IFE, Inc. $345 million of Series A Preferred Stock which receives cash dividends of 9% per annum, in arrears, paid quarterly. Any accrued and unpaid dividends are added to the liquidation price and until such accrued and unpaid dividends are paid in full, the dividend rate increases to 11.5%. The Series A Preferred Stock will be redeemed by the Company in 2027 at a price equal to the liquidation price as of the date of redemption, payable in cash. Holders of the Series A Preferred Stock can require the Company to redeem the Series A Preferred Stock in years 2017 and 2022 and the Company has an option to repurchase the Series A Preferred Stock at any time following August 1, 2007.

  Pursuant to a Funding Agreement among News Corp., News Publishing Australia Limited ("NPAL") and the Company (the "Funding Agreement"), each of News Corp. and NPAL, jointly and severally, agreed to provide the Company with the funds necessary to redeem in full or pay the liquidation distribution on all other amounts owing in respect of the Series A Preferred Stock in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company. In addition, pursuant to an Exchange Agreement among NPAL, Liberty Media Corporation and Liberty IFE, Inc., each holder of the Series A Preferred Stock has the right, in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company, to exchange its shares for an equivalent number of shares of preferred stock of NPAL.

 Certain Transactions Between the Company and the Fox Parties

  The Company, on the one hand, and News Corp. and the Fox Parties, on the other hand, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Fox Video to produce and/or distribute live action feature films and other family and children's programming for the home video market, both domestic and international; agreements with Twentieth Century Fox Film Corporation for the licensing of certain library programming; agreements with Fox Broadcasting for barter advertising sales; and agreements with certain of the Fox Parties with respect to owning and operating the Company's international channels. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 11 of the Notes to Fox Family Worldwide, Inc. Financial Statements.

  The Company, on the one hand, and Tele-Communications, Inc. ("TCI") and its subsidiaries and affiliates, on the other hand, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Encore Media for the sale of air time and agreements with TCI, Liberty Communications, Inc. and Netlink International for subscriber fees. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 11 of the Notes to Fox Family Worldwide, Inc. Financial Statements.

 Transactions between Haim Saban, other Executive Officers and Saban

  From time to time, the Company has loaned and advanced funds and entered into certain agreements with its executive officers and directors. For a description of these loans, advances and agreements, see Note 11 of the Notes to Fox Family Worldwide, Inc. Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

    1. Financial Statements:

      Financial Statements are listed in the "Index to Financial Statements and Schedules" at page F-1.

    2. Schedules:

      Financial Statements schedules are listed in the "Index to Financial Statements and Schedules" at page F-1 herein.

    3. Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

      (a) The Exhibits listed below are filed or incorporated by reference as part of this Report.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  **2.1  Agreement and Plan of Merger dated as of June 11, 1997 by and among
          Fox Kids Worldwide, Inc., Fox Kids Merger Corporation and
          International Family Entertainment, Inc.
  **2.2  Amended and Restated Agreement dated as of August 1, 1997 by and among
          Fox Kids Worldwide, Inc., Saban Entertainment, Inc., Fox Broadcasting
          Sub, Inc., Allen & Company Incorporated, Haim Saban and certain entities listed on Schedule A thereto.
  **3.1  Corrected Restated Certificate of Incorporation of the Registrant, as
          amended.
  **3.2  Amended and Restated Bylaws of the Registrant.
  **4.1  Senior Notes Indenture dated as of October 28, 1997 between Fox Kids
          Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes.
  **4.2  Senior Discount Notes Indenture dated as of October 28, 1997 between
          Fox Kids Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes.
 **10.1  Amended and Restated Strategic Stockholders Agreement dated as of
          August 1, 1997 by and among Haim Saban, certain entities listed on
          Schedule A thereto, Fox Broadcasting Company, Fox Broadcasting Sub,
          Inc., and Allen & Company Incorporated.
 **10.2  Form of Indemnification Agreement and Schedule of Indemnified Parties.
 **10.3  Employment Agreement dated as of April 1, 1997 between Saban
          Entertainment, Inc. and William Josey.
  *10.4  Employment Agreement dated as of December 22, 1995 between Fox Kids
          Worldwide, L.L.C. and Haim Saban.
 **10.5  Employment Agreement dated as of September 1, 1996 between Fox Kids
          Worldwide, Inc. and Shuki Levy; Stock Option Agreement dated as of
          June 1, 1994 between Saban Entertainment, Inc. and Shuki Levy, as amended by Amendment No. 1.
 **10.6  Employment Agreement dated as of June 1, 1994 between Saban
          Entertainment, Inc. and Mel Woods, as amended by Amendment No. 1 to
          Employment Agreement dated as of September 26, 1996.

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
     10.7  Amendment No. 2 to Employment Agreement between Saban Entertainment,
            Inc. and Mel Woods dated as of May 20, 1998.
     10.8  Employment Agreement dated as of September 15, 1997 between Fox Kids
            Worldwide, Inc. and Donna Cunningham, as amended by Amendment to
            Employment Agreement dated May 18, 1998.
     10.9  Employment Agreement dated as of April 1, 1997 between Saban
            Entertainment, Inc. and Mark Ittner.
   **10.10 Operating Agreement for Fox Kids Worldwide, L.L.C. dated as of
            December 22, 1995 by and among Saban Entertainment, Inc., FCN
            Holding, Inc. and Fox Broadcasting Company.
    *10.11 Amendment No. 1 to Operating Agreement dated as of September 26,
            1996, by and among Saban Entertainment, Inc., FCN Holding, Inc. and
            Fox Broadcasting Company.
   **10.12 Amendment No. 2 to Operating Agreement dated as of July 31, 1997 by and among Saban Entertainment, Inc., FCN Holding, Inc., Fox
            Broadcasting Company and Fox Kids Worldwide, Inc.
   **10.13 Agreement Re Transfer of LLC Interests dated as of July 31, 1997 by and among Fox Kids Worldwide, Inc., Fox Kids Worldwide, L.L.C. and
            Fox Broadcasting Company.
    *10.14 Management Agreement dated as of December 22, 1995 by and among Fox
            Kids Worldwide, L.L.C., Saban Entertainment, Inc. and FCNH Sub,
            Inc.
   **10.15 Stock Ownership Agreement dated as of December 22, 1995 by and among
            Haim Saban, certain entities listed on Schedule 1.1(a) thereto and
            Fox Kids Worldwide, L.L.C.
   **10.16 Amendment No. 1 to Stock Ownership Agreement dated as of September
            26, 1996 by and among Haim Saban, certain entities listed on
            Schedule "A" thereto, Fox Broadcasting Sub, Inc., and Fox
            Broadcasting Company.
  ***10.17 Home Video Rights Acquisition Agreement dated as of August 8, 1996 among Saban Entertainment, Inc., Ventura Film Distributors, B.V.
            and Twentieth Century Fox Home Entertainment.+
   **10.18 Form of Fox Broadcasting Company Station Affiliate Agreement.
   **10.19 Registration Agreement (the "Saban/Fox Registration Agreement")
            dated as of December 22, 1995 among Saban Entertainment, Inc., Haim
            Saban, certain entities listed on Schedule A thereto, Fox
            Broadcasting Company, Inc., and FCN Holding, Inc.
   **10.20 Amendment No. 1 to Saban/Fox Registration Agreement dated as of
            September 27, 1996.
   **10.21 Guarantee dated as of December 22, 1995 by The News Corporation
            Limited.
   **10.22 10960 Wilshire Boulevard Office Lease dated as of July 17, 1995 between 10960 Property Corporation and Saban Entertainment, Inc.
   **10.23 First Amendment to 10960 Wilshire Boulevard Lease dated as of August
            1, 1997.
   **10.24 Guaranty of Lease by The News Corporation Limited and News
            Publishing Australia Limited in favor of Beacon Properties, L.P., dated as of August 1, 1997.
   **10.25 Production Facility Agreements dated as of June 7, 1994 and January
            5, 1994 between Magic Movie Studios of Valencia, Ltd. and Saban
            Entertainment, Inc.
 ****10.26 Second Amended and Restated Credit Agreement dated as of October 28,
            1997 among FCN Holding, Inc., International Family Entertainment,
            Inc. and Saban Entertainment, Inc., as Borrowers, and Fox Kids
            Holdings, LLC, as Guarantor, and the initial lenders named therein, as Initial Lenders, and Citicorp U.S.A., Inc., as Administrative
            Agent, and Citicorp Securities, Inc. and Bank Boston, N.A., as Co-
            Arrangers.

  EXHIBIT
   NUMBER                               DESCRIPTION
  -------                               -----------
   ***10.27 Letter Amendment No. 1 to the Second Amended and Restated Credit
             Agreement dated as of November 18, 1997.
 *****10.28 Letter Amendment No. 2 to the Second Amended and Restated Credit
             Agreement dated as of April 16, 1998.
      10.29 Letter Amendment and Waiver No. 3 to the Loan Documents dated as of
             June 29, 1998.
      10.30 Amended and Restated Subordinated Note Agreement dated as of May
             19, 1998 by and among Fox Broadcasting Company, as lender, Fox
             Family Worldwide, Inc., f/k/a Fox Kids Worldwide, Inc., as
             borrower, and Citicorp USA, Inc., as the Senior Representative for
             the Senior Creditors.
      10.31 Amended and Restated Subordinated Note Agreement dated as of May
             19, 1998 by and among Fox Family Worldwide, Inc. f/k/a Fox Kids
             Worldwide, Inc., as borrower, News America Incorporated f/k/a News
             American Holdings Incorporated, as lender, and Citicorp USA, Inc., as the Senior Representative for the Senior Creditors.
    **10.32 Funding Agreement dated as of June 11, 1997 by and among The News
             Corporation Limited, News Publishing Australia Limited and Fox
             Kids Worldwide, Inc.
    **10.33 Guaranty dated as of June 11, 1997 by The News Corporation Limited in favor of International Family Entertainment, Inc.
    **10.34 Distribution Agreement dated as of August 21, 1992, as amended, between Saban International N.V. and Saban International Services,
             Inc. on the one hand and Toei Company Ltd.+
    **10.35 Memorandum of Agreement dated as of January 19, 1996 between Saban
             Merchandising, Inc. and Ventura Film Distributors, B.V. on the one
             hand and Bandai America Incorporated, on the other hand.+
    **10.36 Letter Agreement dated as of January 1, 1995 between Saban
             International, N.V. and Duveen Trading Ltd.
    **10.37 Barter Syndication Agreement dated as of January 5, 1996 between
             Saban Entertainment, Inc. and Fox Broadcasting Company, Inc.
    **10.38 Agreement Re Registration Rights dated as of August 1, 1997 by and among Saban Entertainment, Inc., Haim Saban, certain entities listed on Schedule A to the Saban/Fox Registration Agreement, Fox
             Broadcasting Company, FCN Holding, Inc., Fox Kids Worldwide, Inc.,
             Liberty Media Corporation and Liberty IFE, Inc.
   ***10.39 Amendment to Affiliation Agreement dated June 11, 1997, between
             International Family Entertainment, Inc. and Satellite Services,
             Inc. (Filed as Exhibit 99.4.1 to International Family
             Entertainment's Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference).+
  ****10.40 Letter of Amendment dated as of May 16, 1996, amending the
             International Family Entertainment, Inc. Family Channel
             Affiliation Agreement dated as of December 28, 1989, between
             Satellite Services, Inc. and International Family Entertainment,
             Inc. (Filed as Exhibit 10.28 to International Family
             Entertainment's Annual Report on Form 10-K/A for the year ended
             December 31, 1996, and incorporated herein by reference).+
   ***10.41 Program Time Agreement dated as of January 5, 1990, between The
             Christian Broadcasting Network, Inc. and International Family
             Entertainment, Inc. and Amendment No. 1 to Program Time Agreement
             dated as of June 11, 1997.

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  ***10.42 International Family Entertainment, Inc. Family Channel Affiliation
            Agreement, dated as of December 28, 1989, between Satellite
            Services, Inc. and International Family Entertainment, Inc. (Filed
            as Exhibit 10.8 to International Family Entertainment's
            Registration Statement on Form S-1 (No. 33-45967), and incorporated herein by reference).+
  ***10.43 Amendment, dated as of January 1, 1994, amending the International
            Family Entertainment, Inc. Family Channel Affiliation Agreement,
            dated as of December 28, 1989, between Satellite Services, Inc. and
            International Family Entertainment Inc.
   **10.44 Registration Rights Agreement dated August 1, 1997 by and among Fox
            Kids Worldwide, Inc., Liberty Media Corporation and Liberty IFE,
            Inc.
  ***10.45 Galaxy V Transponder Purchase Agreement, dated as of January 23,
            1992, between Hughes Communications Galaxy, Inc. and International
            Family Entertainment, Inc. (Filed as Exhibit 10.8 to International
            Family Entertainment's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).+
  ***10.46 GE C-3/C-4 Satellite Transponder Sales Agreement dated as of July 7,
            1989 between GE American Communications and The Christian
            Broadcasting Network Inc. (Filed as an exhibit to International
            Family Entertainment's Registration Statement on Form S-1 (No. 33-
            45967), and incorporated herein by reference).+
  ***10.47 C-3/C-4 Satellite Transponder Sales Agreement Amendment Number One
            dated as of December 15, 1989, between GE American Communications,
            Inc. and The Christian Broadcasting Network, Inc.
 ****10.48 C3/C4 Satellite Transponder Sales Agreement Amendment Number Two
            dated as of December 15, 1989, between GE American Communications,
            Inc. and The Christian Broadcasting Network, Inc.
  ***10.49 Letter of Amendment dated September 30, 1991, re: C-3/C-4 Satellite
            Transponder Sales Agreement by and between GE American
            Communications, Inc. and The Christian Broadcasting Network, Inc.
            as predecessor in interest to International Family Entertainment,
            Inc.
  ***10.50 C3/C4 Satellite Transponder Sales Agreement Amendment Number Four
            dated as of November 24, 1992 by and between GE American
            Communications, Inc. and International Family Entertainment, Inc.
            License Agreement dated as of June 26, 1998 among Twentieth Century
            Fox Film Corporation and MTM Holding Company, Inc., MTM
            Enterprises, Inc. and certain of their respective subsidiaries.
     12.1  Ratio of Earnings (Deficiency) to Fixed Charges.
   **21.1  Subsidiaries of the Registrant.
     27.1  Financial Data Schedule.

--------
    * Previously filed as an exhibit to the Registrant's Form S-1 on September 27, 1996

   ** Previously filed as an exhibit to the Registrant's Amendment No. 1 to Form S-1 on January 26, 1998.

  *** Previously filed as an exhibit to the Registrant's Amendment No. 2 to Form S-1 on February 20, 1998.

 **** Previously filed as an exhibit to the Registrant's Amendment No. 4 to Form S-4 on March 25, 1998.

***** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

    + Portions of exhibits deleted and granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidentiality.

  (b) Reports on Form 8-K:

  The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998:

    (i) Current Report on Form 8-K filed May 8, 1998. Item 5 was reported.

    (ii) Current Report on Form 8-K filed May 27, 1998. Item 4 was reported.

                                  SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          FOX FAMILY WORLDWIDE, INC.

                                          By:       /s/ Mel Woods
Dated:  September 25, 1998                    __________________________________
                                                        Mel Woods
                                                 President, Chief Operating
                                                           Officer
                                                and Chief Financial Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

              SIGNATURE                           TITLE                    DATE
              ---------                           -----                    ----
            /s/ Haim Saban            Chairman of the Board and     September 25, 1998
 ____________________________________  Chief Executive Officer
              Haim Saban               (Principal
                                       Executive Officer)

            /s/ Mel Woods             President, Chief Operating    September 25, 1998
 ____________________________________  Officer, Chief Financial
              Mel Woods                Officer and Director
                                       (Principal Financial
                                       Officer)

           /s/ Mark Ittner            Chief Accounting Officer      September 25, 1998
 ____________________________________  (Principal Accounting
             Mark Ittner               Officer)

            /s/ Shuki Levy            Director                      September 25, 1998
 ____________________________________
              Shuki Levy

           /s/ Chase Carey            Director                      September 25, 1998
 ____________________________________
             Chase Carey

        /s/ Lawrence Jacobson         Director                      September 25, 1998
 ____________________________________
          Lawrence Jacobson

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

FOX FAMILY WORLDWIDE, INC.
  Report of Independent Public Accountants................................  F-2
  Report of Independent Auditors..........................................  F-3
  Balance Sheets as of June 30, 1997 and 1998.............................  F-4
  Statements of Operations for the eight months ended June 30, 1996, and for the years ended June 30, 1997 and June 30, 1998....................  F-5
  Statements of Stockholders' Equity for the eight months ended June 30,
   1996, and for the years ended June 30, 1997 and June 30, 1998..........  F-6
  Statements of Cash Flows for the eight months ended June 30, 1996 and for the years ended June 30, 1997 and June 30, 1998....................  F-7
  Notes to Financial Statements...........................................  F-9
FCN HOLDING, INC.
  Report of Independent Auditors.......................................... F-32
  Consolidated Balance Sheets as of July 2, 1995 and October 31, 1995..... F-33
  Consolidated Statements of Operations for the periods ended July 2, 1995 and October 31, 1995................................................... F-34
  Consolidated Statements of Stockholder's Equity for the periods ended
   July 2, 1995 and October 31, 1995...................................... F-35
  Consolidated Statements of Cash Flows for the periods ended July 2, 1995 and October 31, 1995................................................... F-36
  Notes to Consolidated Financial Statements.............................. F-37
SABAN ENTERTAINMENT, INC.
  Report of Independent Auditors.......................................... F-42
  Consolidated Balance Sheets as of May 31, 1995 and October 31, 1995..... F-43
  Consolidated Statements of Operations for the year ended May 31, 1995 and for the five months ended October 31, 1995......................... F-44
  Consolidated Statements of Stockholders' Equity for the year ended May
   31, 1995 and for the five months ended October 31, 1995................ F-45
  Consolidated Statements of Cash Flows for the year ended May 31, 1995 and for the five months ended October 31, 1995......................... F-46
  Notes to Consolidated Financial Statements.............................. F-47
FINANCIAL STATEMENT SCHEDULES
  Report of Independent Public Accountants................................ F-57
SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT............. F-58
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES............... F-62

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

  We have audited the accompanying consolidated balance sheet of Fox Family Worldwide, Inc. (the "Company" - formerly known as Fox Kids Worldwide, Inc.) and its subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
September 15, 1998

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
FCN Holding, Inc., Saban Entertainment, Inc. and Fox Kids Worldwide, L.L.C.

  We have audited the combined financial statements of FCN Holding, Inc., Saban Entertainment, Inc. and Fox Kids Worldwide, L.L.C. (from and after the date of the Reorganization (Note 1), Fox Kids Worldwide, Inc.) as of June 30, 1997 and the related combined statements of operations, stockholders' equity, and cash flows for the eight months ended June 30, 1996 and the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of FCN Holding, Inc., Saban Entertainment, Inc. and Fox Kids Worldwide, L.L.C. (from and after the date of the Reorganization (Note 1), Fox Kids Worldwide, Inc.) at June 30, 1997 and the combined results of their operations and their cash flows for the eight months ended June 30, 1996 and the year ended June 30, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young, LLP

September 29, 1997

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                                 BALANCE SHEETS

                            JUNE 30, 1997      JUNE 30, 1998
                             (COMBINED)        (CONSOLIDATED)
                           ---------------    ----------------
                           IN THOUSANDS, EXCEPT SHARE DATA
ASSETS:
Cash and cash
 equivalents.............    $       28,877     $         82,313
Restricted cash..........             8,000                8,000
Accounts receivable, net
 of allowance for
 doubtful accounts of
 $1,410 and $1,594 at
 June 30, 1997 and 1998,
 respectively............            63,316              132,053
Amounts receivable from
 related parties.........            29,037               58,043
Programming costs, net...           235,575              453,608
Property and equipment,
 net.....................             8,921               60,805
Deferred income taxes....            17,651               39,779
Intangible assets, net...               --             1,594,286
Other assets, net........            21,024               87,137
                             --------------     ----------------
 Total assets............    $      412,401     $      2,516,024
                             ==============     ================
LIABILITIES AND STOCK-
 HOLDERS' EQUITY:
Accounts payable.........    $       19,481     $         37,668
Accrued liabilities......            52,787              194,353
Deferred revenue.........            40,794               74,518
Accrued residuals and
 participations..........            45,881               52,601
Income taxes payable.....             3,257               10,326
Deferred income taxes....             1,250               21,698
Bank and other debt......            57,592            1,746,510
Amounts payable to
 related parties.........            58,672                2,954
                             --------------     ----------------
 Total liabilities.......           279,714            2,140,628
                             --------------     ----------------
COMMITMENTS AND
 CONTINGENCIES
Series A Mandatorily
 Redeemable Preferred
 Stock, $0.001 par value;
 500,000 shares
 authorized; 345,000
 shares issued and
 outstanding ($1,000 per
 share liquidation
 value)..................               --               345,000
                             --------------     ----------------
STOCKHOLDERS' EQUITY:
 Preferred Stock, $0.001
  par value; 19,500,000
  shares authorized; no
  shares issued or
  outstanding............               --                   --
 Preferred Class A
  Members' Interest......            50,000                  --
 Common Stock, no par
  value, 1,000 shares
  authorized, 816.16
  shares issued and
  outstanding (June 30,
  1997) (FCN Holding)....                 1                  --
 Common Stock, $.01 par
  value, 10,000 shares
  authorized; 800 shares
  issued and outstanding
  (June 30, 1997) (Saban
  Entertainment, Inc.)...               --                   --
 Class A Common Stock,
  $0.001 par value;
  16,000,000 shares
  authorized, .02 and
  160,000 shares issued
  and outstanding at June
  30, 1997 and 1998,
  respectively...........               --                   --
 Class B Common Stock,
  $0.001 par value;
  16,000,000 shares
  authorized, 2 and
  15,840,000 shares
  issued and outstanding
  at June 30, 1997 and
  1998, respectively.....               --                    16
 Contributed capital.....            59,454               60,731
 Cumulative translation
  adjustment.............              (803)              (1,201)
 Retained earnings
  (deficit)..............            24,035              (29,150)
                             --------------     ----------------
 Total stockholders'
  equity.................           132,687               30,396
                             --------------     ----------------
 Total liabilities and
  stockholders' equity...    $      412,401     $      2,516,024
                             ==============     ================

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                            STATEMENTS OF OPERATIONS

                                         EIGHT
                                     MONTHS ENDED   YEAR ENDED     YEAR ENDED
                                     JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1998
                                      (COMBINED)    (COMBINED)   (CONSOLIDATED)
                                     ------------- ------------- --------------
                                                    IN THOUSANDS
Revenues............................   $191,621      $307,820       $664,458
Costs and expenses:
  Production and programming........     98,937       180,381        361,215
  Selling, general and
   administrative...................     23,072        62,466        146,213
  Fox Kids Network affiliate
   participations...................      8,853         6,194            --
  Amortization of intangibles.......        --            --          37,557
                                       --------      --------       --------
Operating income....................     60,759        58,779        119,473
Investment advisory fee.............     10,000           --             --
Equity in loss of unconsolidated
 affiliate..........................        --          1,546          6,790
Other expense, net..................        --            --               8
Interest expense....................        885         2,226        134,002
                                       --------      --------       --------
Income (loss) before provision for
 income taxes.......................     49,874        55,007        (21,327)
Provision for income taxes..........     18,274        14,567          3,446
                                       --------      --------       --------
Net income (loss)...................   $ 31,600      $ 40,440       $(24,773)
                                       ========      ========       ========



                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                          PREFERRED CLASS A
                          MEMBERS INTEREST      COMMON STOCK               CUMULATIVE  RETAINED
                          --------------------  -------------- CONTRIBUTED TRANSLATION EARNINGS
                          SHARES    AMOUNT      SHARES  AMOUNT   CAPITAL   ADJUSTMENT  (DEFICIT)   TOTAL
                          -------- -----------  ------  ------ ----------- ----------- ---------  --------
                                                         IN THOUSANDS
Balance at November 1,
 1995 (combined)........      --   $       --        2   $  2    $   --      $   --    $ (4,132)  $ (4,130)
 Transactions at
  November 1, 1995:
 Capital contributions..      --           --      --     --      29,344         --         --      29,344
 Forgiveness of debt....      --           --      --     --       5,124         --         --       5,124
 Distribution...........      --           --      --     --         --          --      (2,700)    (2,700)
 Saban Entertainment,
  Inc...................      --           --        1    --      11,751          46     83,174     94,971
 Elimination of certain
  amounts between FCN
  Holding, Inc. and
  Saban Entertainment,
  Inc...................      --           --      --     --         --          --      (4,247)    (4,247)
Payment to a related
 party for a stock
 purchase option........      --           --      --     --         --          --     (80,100)   (80,100)
Related party tax
 obligation.............      --           --      --     --       3,026         --         --       3,026
Exchange loss on
 translation of foreign
 subsidiaries' financial
 statements.............      --           --      --     --         --          (57)       --         (57)
Net income..............      --           --      --     --         --          --      31,600     31,600
Amount attributable to
 Preferred Class A
 Members Interest.......      --        40,000     --     --         --          --     (40,000)       --
                           ------  -----------  ------   ----    -------     -------   --------   --------
Balance at June 30, 1996
 (combined).............      --        40,000       3      2     49,245         (11)   (16,405)    72,831
 Issuance of Preferred
  Class A Members
  Interest..............      --        10,000     --     --         --          --         --      10,000
 Capital contribution...      --           --       (1)    (1)         1         --         --         --
 Capital contributions..      --           --      --     --       5,376         --         --       5,376
 Exchange loss on
  translation of foreign
  subsidiaries'
  financial statements..      --           --      --     --         --         (792)       --        (792)
 Related party tax
  obligation............      --           --      --     --       4,832         --         --       4,832
 Net income.............      --           --      --     --         --          --      40,440     40,440
                           ------  -----------  ------   ----    -------     -------   --------   --------
Balance at June 30, 1997
 (combined).............      --        50,000       2      1     59,454        (803)    24,035    132,687
 Transactions related to
  reorganization:
 Exchange of Preferred
  Class A Members
  Interest..............      --       (50,000)    --     --         --          --         --     (50,000)
 Issuance of Class A
  Common Stock..........      --           --      160    --         --          --         --         --
 Issuance of Class B
  Common Stock..........      --           --   15,840     16         (5)        --         --          11
 Exchange of Common
  Stock.................      --           --       (2)    (1)                   --         --          (1)
 Capital contributions..      --           --      --     --       1,282         --         --       1,282
 Exchange loss on
  translation of foreign
  subsidiaries financial
  statements............      --           --      --     --         --         (398)       --        (398)
 Dividends on Series A
  Mandatorily Redeemable
  Preferred Stock.......      --           --      --     --         --          --     (28,412)   (28,412)
 Net loss...............      --           --      --     --         --          --     (24,773)   (24,773)
                           ------  -----------  ------   ----    -------     -------   --------   --------
Balance June 30, 1998
 (consolidated).........      --   $       --   16,000   $ 16    $60,731     $(1,201)  $(29,150)  $ 30,396
                           ======  ===========  ======   ====    =======     =======   ========   ========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                            STATEMENTS OF CASH FLOWS

                                      EIGHT MONTHS
                                          ENDED      YEAR ENDED     YEAR ENDED
                                      JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1998
                                       (COMBINED)    (COMBINED)   (CONSOLIDATED)
                                      ------------- ------------- --------------
                                                     IN THOUSANDS
OPERATING ACTIVITIES
Net income (loss)...................    $  31,600     $  40,440    $   (24,773)
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
 Amortization of programming costs..       83,485       144,713        291,878
 Depreciation and amortization......        1,585         3,226         11,829
 Amortization of intangible assets..          --            --          37,557
 Cumulative translation adjustment..          (57)         (792)          (398)
 Equity in loss of unconsolidated
  affiliate.........................          --          1,546          6,790
 Investment advisory fee............       10,000           --             --
 Non-cash interest expense..........          --            --          50,410
 Changes in operating assets and
  liabilities:
 Accounts receivable................       16,035       (10,210)        61,957
 Amounts receivable from related
  parties...........................      (11,791)        3,860        (29,836)
 Other assets.......................        2,194          (872)       (56,153)
 Accounts payable and accrued
  liabilities.......................      (18,595)       17,882        (47,876)
 Accrued residuals and
  participations....................        1,089        10,103        (11,442)
 Income taxes payable and deferred
  income taxes......................       (9,583)       14,038         15,046
 Deferred revenue...................       23,437       (27,088)        13,309
                                        ---------     ---------    -----------
Net cash provided by operating
 activities.........................      129,399       196,846        318,298
INVESTING ACTIVITIES
Purchase of property and equipment..       (3,053)       (3,435)       (10,515)
Proceeds from sale of property and
 equipment and assets held for sale,
 net................................          --            --           3,376
Additions to production and
 programming costs..................     (120,706)     (203,837)      (328,551)
Acquisition of International Family
 Entertainment, Inc.................          --            --      (1,370,076)
Cash acquired in acquisitions.......       19,358           --          19,296
Sale of marketable securities.......          --            --          61,396
Other...............................       (4,722)       (8,648)        (4,390)
                                        ---------     ---------    -----------
Net cash used in investing
 activities.........................     (109,123)     (215,920)    (1,629,464)
FINANCING ACTIVITIES
Proceeds from bank borrowings.......       15,880        52,569      1,282,063
Payments on bank borrowings.........      (11,606)       (9,917)      (837,924)
Payment to a related party for a
 stock purchase option..............      (80,100)          --             --
Dividends on Preferred Stock........          --            --         (28,412)
Proceeds from issuance of Preferred
 Class A Members interest...........          --         10,000            --
Proceeds from NAHI Bridge loan......          --            --         345,514
Paydown on NAHI Bridge loan.........          --            --        (250,886)
Issuance of Senior Notes............          --            --         475,000
Issuance of Senior Discount Notes...          --            --         375,001
Issuance of Common Stock............          --            --              10
Advances from (to) related parties..       67,967       (20,285)         4,236
Capital contributions from
 (distribution to) related parties..        3,310          (460)           --
                                        ---------     ---------    -----------
Net cash provided by (used in)
 financing activities...............       (4,549)       31,907      1,364,602
                                        ---------     ---------    -----------
Increase in cash and cash
 equivalents........................       15,727        12,833         53,436
Cash and cash equivalents at
 beginning of period................          317        16,044         28,877
                                        ---------     ---------    -----------
                                        $  16,044     $  28,877    $    82,313
                                        =========     =========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
 Interest (net of amounts
  capitalized)......................    $     414     $   1,466    $    65,860
                                        =========     =========    ===========
 Income taxes.......................    $  27,796     $   3,553    $     2,202
                                        =========     =========    ===========

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                     STATEMENTS OF CASH FLOWS--(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT ACTIVITIES

 Eight months ended June 30, 1996

  Amounts payable to a related party of $5,124,000 were forgiven and recorded as contributed capital.

  The Company accrued $10,000,000 in other assets and amounts payable to related parties in connection with the formation of the L.L.C.

  A receivable from a related party of $2,700,000 was forgiven and charged to retained earnings.

  The Company recorded $3,026,000 arising under a tax sharing obligation which was deemed to be contributed capital by the related party.

 Year ended June 30, 1997

  Amounts payable to a related party of $5,835,000 were forgiven and recorded as contributed capital.

  The Company recorded $4,832,000 arising under a tax sharing obligation which was deemed to be contributed capital by the related party.

 Year ended June 30, 1998

  Amounts payable to a related party of $1,282,000 were forgiven and recorded to contributed capital.

  The Company issued a subordinated note to Fox Broadcasting ("Fox") in the amount of $108,672,000 in exchange for Fox's $50,000,000 Preferred Class A Members Interest in the LLC, its $50,000,000 contingent note receivable and certain other Company obligations.

  Preferred Stock in the amount of $345,000,000 was issued in connection with the acquisition of International Family Entertainment, Inc.

  Certain assets held for sale were sold by the Company. In connection with the sale, the Company agreed to assume a $10,000,000 bank loan, the Company's $6,720,000 note payable to an outside party was forgiven and marketable securities of $1,737,000 were transferred to the Company.

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION

  On November 1, 1995 (the "Effective Date"), FCN Holding, Inc. ("FCN Holding") and Saban Entertainment, Inc. ("Saban") formed a joint venture, Fox Kids Worldwide, L.L.C. (the "LLC"), a limited liability company, for the purpose of jointly expanding the worldwide children's businesses of FCN Holding and Saban. On August 1, 1997, a reorganization referred to below was effected pursuant to which Saban, FCN Holding and the LLC became wholly-owned subsidiaries of Fox Family Worldwide, Inc. (formerly Fox Kids Worldwide, Inc.) ("Fox Family Worldwide" or the "Company"). As a result of the formation of the joint venture and the common management of the joint venture businesses, the respective assets, liabilities and operations of Saban, FCN Holding and the LLC have been combined at historical cost from and after the Effective Date. The combined financial statements of the Company (as the deemed successor to Saban, FCN Holding and the LLC) included herein represent the historical financial statements of FCN Holdings (after giving effect to such combination as of the Effective Date).

  The Company is an integrated global children's and family entertainment company, which develops, acquires, produces, broadcasts and distributes quality television programming. The Company's principal operations comprise
(i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel, (ii) Saban, whose library of approximately 5,600 half-hours of completed and in-production children's programming is among the largest in the world, (iii) the Fox Kids Network ("Fox Kids"), one of the leading U.S. children's broadcast television network, and (iv) a growing business of Fox Kids'-branded cable and DTH satellite channels operating in approximately 28 countries worldwide. Through these operating units, the Company has the ability to manage properties and brands from their creation through production, distribution and merchandizing of related consumer products. As the distributor of Fox Kids programming on FOX and owner and operator of the Fox Family Channel, the Company controls the distribution of programming on both a major broadcast network and a widely distributed cable network.

  Television production, distribution and broadcast are speculative and inherently risky. There can be no assurance of the economic success of television programming since the revenues derived from the production, distribution and broadcast (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of programming also depends upon the quality and acceptance of other competing programming released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. The success of the Company's television programming also may be impacted by prevailing advertising rates, which are subject to fluctuation. Therefore, there is a risk that not all of the Company's television projects will be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

  The financial statements of the Company as of June 30, 1996 and 1997 together with the results of operations for the eight month period ended June 30, 1996 and for the year ended June 30, 1997, reflect the combined financial statements of FCN Holding, Saban and the LLC. The financial statements of the Company as of and for the year ended June 30, 1998 reflect the consolidated financial statements of Fox Family Worldwide and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Unaudited pro forma statement of operations for the period from July 3, 1995 to June 30, 1996, which combine the results of operations of FCN Holding, Saban and the LLC from the beginning of the respective periods are presented below (in thousands):

                                                                 JULY 3, 1995 TO
                                                                  JUNE 30, 1996
                                                                 ---------------
   Pro forma revenues...........................................    $327,105
   Pro forma net income.........................................    $ 71,370

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

 The Reorganization

  The Company was incorporated in August 1996 under Delaware law as a holding company of FCN Holding, Saban and the LLC. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of IFE (see Note 3), (i) a wholly owned indirect subsidiary of Fox Broadcasting Company ("Fox Broadcasting"), exchanged its capital stock in FCN Holding, which indirectly owns Fox Children's Network, Inc. ("FCN") for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the Saban Stockholders exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for the Fox Subordinated Note.

  In connection with the acquisition of IFE, the Company issued the NAHI Bridge Note to News America Holding, Inc. ("NAHI") upon substantially the same terms and conditions as the Fox Subordinated Note. In addition, the Company issued to Liberty IFE, Inc. $345,000,000 of Series A Mandatorily Redeemable Preferred Stock.

  As part of the formation of the LLC, Saban, the Saban Stockholders, Fox Broadcasting, FCN Holding and one of its subsidiaries entered into a Strategic Stockholders Agreement dated December 22, 1995, which provided, among other things, for restrictions on transfer of the stock held by the parties, certain voting rights between them, as well as the terms of the Reorganization. The parties to the Strategic Stockholders Agreement also agreed to provide Haim Saban and the Saban Stockholders and Fox Broadcasting certain registration rights. On August 1, 1997, the Strategic Stockholders Agreement was amended and restated (the "Amended and Restated Strategic Stockholders Agreement") to add provisions regarding voting between Fox Broadcasting and the former Saban Stockholders.

  As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with Fox Broadcasting Sub as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Mandatorily Redeemable Preferred Stock or to redeem the Series A Mandatorily Redeemable Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by News Corp., or (iii) under the Funding Agreement, and either News Corp. or News Publishing Australia Limited ("NPAL"), a wholly owned subsidiary of News Corp., provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50,000,000, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50,000,000 may be converted into shares of Class B Common Stock. If Fox Broadcasting Sub elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from Fox Broadcasting up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50,000,000 of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If Fox

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Broadcasting elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

  In connection with the formation of the LLC and pursuant to a Stock Ownership Agreement dated December 22, 1995, the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. The option may be exercised as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon delivery of written notice by Fox Broadcasting at any time on or after December 22, 2002, or before December 22, 2012; or (iii) upon receipt by Fox Broadcasting of written notice (which generally cannot be delivered prior to December 22, 2000) from Haim Saban of his desire to cause Fox Broadcasting to purchase all of the shares of Class B Common Stock held by the Saban Stockholders. The LLC paid to the Saban Stockholders an aggregate of $80,100,000 for the grant of the option. The purchase price formula under the option is based on the fair market value of the Company. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately distributed that agreement to Fox Broadcasting.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements for the year ended June 30, 1998 include the accounts of FCN Holding, Fox Kids Worldwide LLC, Saban, IFE and all of their majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method. All significant intercompany balances have been eliminated.

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented an unclassified consolidated balance sheet.

 Revenue Recognition

  Revenues from television, music, and merchandising lease agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Amounts in excess of minimum guarantees under these lease agreements are recognized when earned. Amounts received in advance of recognition of revenue are recorded as deferred revenue. Advertising revenue is recognized as earned in the period in which the advertising commercials are telecast. The Company generally provides advertisers with guaranteed ratings in connection with its domestic network broadcasts. Revenue is recorded net of estimated shortfalls, which are settled either by additional advertising time ("make goods") or cash refunds to the advertiser. Subscriber revenue is recognized based upon the reported level of subscribers. Barter revenues, representing the exchange of programming for advertising time on a television station, are recognized upon the airing of an advertisement during such advertising time.

 Production and Programming Costs

  Programming costs, consisting of direct production costs, acquisition of story rights, costs to acquire distribution rights, allocable production overhead, interest and exploitation costs which are expected to benefit

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

future periods are capitalized as incurred. The individual film forecast method is used to amortize programming costs in which the Company owns or controls distribution rights. Under such method, costs accumulated in the production of a program are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as programming cost inventories are amortized.

  For programs in which the Company acquires only broadcast rights, the Company amortizes such program costs over the estimated number of telecasts. The Company evaluates its programming rights for possible changes in the estimated number of telecasts or the possibility of impairment.

  Revenue estimates on a program-by-program basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Based on this review, if estimated future gross revenues from a program are not sufficient to recover the unamortized costs, the unamortized programming cost will be written down to net realizable value.

  Production and programming costs also include the use of satellite transponders and costs associated with engineering and technical support services.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions or in a mutual fund which invests in government securities and therefore are subject to reduced risk. The Company has not incurred any losses relating to these investments.

  The Company leases its product to distributors and broadcasters and sells advertising time throughout the world. The Company performs periodic credit evaluations of its customers' condition and generally does not require collateral. Generally, payment is received in full or in part prior to the Company's release of product to such distributors and broadcasters. At June 30, 1997 and June 30, 1998, substantially all of the Company's trade receivables were from customers in the entertainment or broadcast industries or from advertising agencies. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment and broadcast industries or advertising agencies consistently have been within management's expectations.

 Cash and Cash Equivalents

  For the purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid investments that are both readily convertible into cash with maturities when purchased of three months or less to be cash equivalents.

 Restricted Cash

  Restricted cash represents amounts held by financial institutions as collateral on outstanding debt.

 Financial Instruments

  Financial instruments are carried at historical cost which approximates fair value.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


 Property and Equipment

  Except for purchase accounting adjustments, property and equipment are stated at cost. Property and equipment acquired as part of the acquisition of IFE is stated at estimated fair market value. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to eight years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

 Intangible Assets

  The intangible assets resulting from the acquisition of IFE are amortized over an estimated useful life of 40 years using the straight-line method. The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate the future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. Accumulated amortization of intangibles was $37,557,000 as of June 30, 1998.

 Other Assets, net

  Included within other assets, net are debt issuance costs and deferred loan fees incurred in connection with the issuance of the Senior Notes and the Senior Discount Notes and the Amended Credit Facility (see Note 6). Such costs and fees are being amortized over the term of the debt using the effective interest method. Accumulated amortization of debt issuance costs and deferred loan fees was $2,453,000 as of June 30, 1998.

 Foreign Currency Translation and Cumulative Adjustment

  Saban International N.V. (SINV), which after the Effective Date is deemed to be a wholly-owned subsidiary of the Company, uses the U.S. dollar as the functional currency. All other foreign subsidiaries of the Company use local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates. Revenue and expenses have been translated into U.S. dollars based generally on the average rates prevailing during the period.

  Gains and losses arising from foreign currency transactions are included in determining net income for the period. The aggregate transaction (losses) gains for the eight months ended June 30, 1996 and the years ended June 30, 1997 and 1998, were $132,000, $(643,000) and $(1,442,000), respectively.

  The cumulative translation adjustment in stockholders' equity at June 30, 1997 and 1998, represents the Company's net unrealized exchange losses on the translation of foreign subsidiaries' financial statements.

 Income Taxes

  In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

carrying values and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that included the enactment date.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.

 Stock-Based Compensation

  The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement applies to all enterprises that provide a full set of general purpose financial statements. The Statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier application permitted.

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement supersedes FASB Statement No. 14 on segments and does not apply to nonpublic enterprises or to not-for-profit organizations. The Statement becomes effective for all financial statements for fiscal years beginning after December 15, 1997, with earlier adoption permitted.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

  The Company is currently reviewing those Statements and will apply such provisions as deemed appropriate.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


 Reclassifications

  Certain reclassifications have been made to prior years' financial statements to conform with current classifications.

3. ACQUISITION OF INTERNATIONAL FAMILY ENTERTAINMENT, INC.

  On August 1, 1997, the Company acquired a 50.7% interest in IFE through the purchase for $35 per share of the stock owned by M.G. "Pat" Robertson, Tim Robertson and certain trusts of which they are trustees, The Christian Broadcasting Network, Inc. ("CBN") and Regent University (together, the "Privately Owned Shares") and the exchange by Liberty IFE, Inc. ("Liberty IFE") of all of the IFE stock owned by it and $23,000,000 principal amount of 6% Convertible Secured Notes due 2004 of IFE (the "Convertible Notes") (which have since been retired) for shares of Series A Mandatorily Redeemable Preferred Stock of the Company. On September 4, 1997, the Company consummated a merger to acquire the remaining shares of IFE from the public shareholders. Total consideration for the IFE Acquisition was approximately $1.9 billion including assumption of liabilities. The Company paid approximately $545,000,000 for the Privately Owned Shares and issued $345,000,000 of its Series A Mandatorily Redeemable Preferred Stock to Liberty IFE as payment for the IFE stock and the Notes. The balance of the consideration was paid to acquire the publicly traded shares through the merger, to cash out existing options to acquire shares of IFE stock held by IFE senior executives and employees, and to assume IFE's existing bank debt, which has since been retired.

  The Company financed the IFE Acquisition, in part, by borrowing $1.25 billion pursuant to the Existing Credit Facility as described below. On August 1, 1997, the Company borrowed $602,000,000 under the Existing Credit Facility to finance the purchase price of the Privately Owned Shares (and to refinance certain indebtedness of Saban outstanding on the closing date of the acquisition of the Privately Owned Shares). On September 4, 1997, the Company borrowed $648,000,000 million under the Existing Credit Facility in order to finance in part the cash consideration payable to the remaining former public holders of the outstanding shares of IFE stock for their shares in the merger, to cash out existing options held by IFE senior executives and employees, to refinance certain indebtedness of IFE and to pay certain related fees and expenses.

  The IFE Acquisition has been accounted for as a purchase. IFE's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date allocated as follows (in thousands):

   Accounts receivable.............................................  $  130,694
   Film and television costs.......................................     181,360
   Other assets....................................................     135,877
   Intangible assets...............................................   1,631,843
   Liabilities assumed, including severance and related reserves of
    $36,500........................................................    (383,994)
   Cash on hand....................................................      19,296
   Preferred stock issuance........................................    (345,000)
                                                                     ----------
   Cash purchase price.............................................  $1,370,076
                                                                     ==========

  The Company has made severance and related payments of $19,850,000 from the date of acquisition to June 30, 1998. The results of operations of IFE since the purchase date of August 1, 1997 have been included with the Company's results of operations for the year ended June 30, 1998.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  The following unaudited pro forma information for the two years ended June 30, 1997 and 1998 reflect the results of the Company's consolidated operations as if the acquisition and related financing occurred at the beginning of each period presented. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have occurred had the acquisition occurred at the beginning of each period presented (in thousands):

                                                      YEAR ENDED    YEAR ENDED
                                                     JUNE 30, 1997 JUNE 30, 1998
                                                     ------------- -------------
   Revenues.........................................   $614,618      $688,943
   Operating income.................................    124,793       123,798
   Net loss.........................................    (32,129)      (45,610)

4. PROGRAMMING COSTS

  Programming costs, net of accumulated amortization, are comprised of the following (in thousands):

                                                      JUNE 30, 1997
                                         ---------------------------------------
                                                    ACCUMULATED  NET PROGRAMMING
                                            COST    AMORTIZATION      COSTS
                                         ---------- ------------ ---------------
   Children's programming..............  $  860,582  $  723,751     $136,831
   Family programming, movies and mini-
    series.............................     135,685      99,162       36,523
   Projects in production..............      58,167         --        58,167
   Development.........................       4,054         --         4,054
                                         ----------  ----------     --------
                                         $1,058,488  $  822,913     $235,575
                                         ==========  ==========     ========
                                                      JUNE 30, 1998
                                         ---------------------------------------
                                                    ACCUMULATED  NET PROGRAMMING
                                            COST    AMORTIZATION      COSTS
                                         ---------- ------------ ---------------
   Children's programming..............  $1,081,397  $  900,785     $180,612
   Family programming, movies and mini-
    series.............................     413,507     214,006      199,501
   Projects in production..............      67,070         --        67,070
   Development.........................       6,425         --         6,425
                                         ----------  ----------     --------
                                         $1,568,399  $1,114,791     $453,608
                                         ==========  ==========     ========

  Future estimated program commitments at June 30, 1998 are approximately $196 million.

  Based on the Company's estimate of future revenues, approximately 70% of unamortized released programming costs at June 30, 1998 will be amortized during the three years ending June 30, 2001. Interest amounting to $1,146,000 and $3,160,000 was capitalized to programming costs for the years ended June 30, 1997 and 1998, respectively. No interest was capitalized for the eight months ended June 30, 1996.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


5. PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following (in thousands):

                                                     JUNE 30, 1997 JUNE 30, 1998
                                                     ------------- -------------
   Studio and other equipment.......................    $10,997       $19,087
   Satellite transponders...........................        --         39,596
   Office furniture and fixtures....................      3,417        15,743
   Leasehold improvements...........................      2,957         6,161
   Other............................................        179           201
                                                        -------       -------
                                                         17,550        80,788
   Less accumulated depreciation....................      8,629        19,983
                                                        -------       -------
                                                        $ 8,921       $60,805
                                                        =======       =======

6. BANK AND OTHER DEBT

  Bank and other debt is comprised of the following (in thousands):

                                                    JUNE 30, 1997 JUNE 30, 1998
                                                    ------------- -------------
   Senior Notes...................................     $   --      $  475,000
   Senior Discount Notes, net of unamortized dis-
    count of $217,038.............................         --         401,632
   NAHI Bridge Note...............................         --         107,631
   Fox Subordinated Note..........................         --         119,448
   Citicorp USA; secured revolving line of credit;
    interest at prime rate (8.5% at June 30, 1998)
    plus 1.25% or six month LIBOR (5.75% at June
    30, 1998) plus 2.25%; maximum borrowings of
    $355,000......................................         --         280,000
   Citicorp USA; secured term loan facility; in-
    terest at prime rate (8.5% at June 30, 1998)
    plus 1.25% or six month LIBOR (5.75% at June
    30, 1998) plus 2.25%; maximum borrowings of
    $340,000......................................         --         340,000
   Imperial Bank; secured revolving line of cred-
    it; interest at prime rate plus .5% or one
    month LIBOR plus 2% paid in full and termi-
    nated in August 1997..........................      43,000            --
   Secured lines of credit with varying due dates
    between December 31, 1998 and April 18, 1999;
    maximum borrowing availability $21,333 at
    June 30, 1998; varying interest rates between
    4.175% and 8.60%..............................      10,972         20,323
   Other..........................................       3,620          2,476
                                                       -------     ----------
                                                       $57,592     $1,746,510
                                                       =======     ==========

  Payments of bank and other debt in future periods are as follows (in thousands):

   YEAR ENDING JUNE 30,
   --------------------
   1999.............................................................. $   21,972
   2000..............................................................     26,327
   2001..............................................................     59,500
   2002..............................................................     99,500
   2003..............................................................    122,750
   Thereafter........................................................  1,416,461
                                                                      ----------
                                                                      $1,746,510
                                                                      ==========

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  In August 1997, the Company, FCN Holding, Saban and IFE entered into a credit facility ("Old Credit Facility") with a group of banks led by Citicorp in the amount of $1.25 billion. The Old Credit Facility comprised a $602,000,000 seven-year secured reducing revolving credit facility, a $298,000,000 seven-year secured reducing revolving credit facility and a $350,000,000 nine-year secured term loan facility.

  The proceeds of the loans under the old Credit Facility were used to finance, in part, the IFE Acquisition and to repay certain obligations of subsidiaries of the Company.

  In October 1997, upon consummation of the Company's Offering, the Old Credit Facility was amended (the "Amended Credit Facility") to provide a $355,000,000 seven-year term loan, subsequently reduced to $340,000,000, and a $355,000,000 seven-year reducing revolving credit facility. The Company is not a borrower under the Amended Credit Facility but is a guarantor. A wholly-owned subsidiary of the Company, FK Holding, LLC was created by the Company to hold the equity interests of FCN Holding, Saban and IFE (which will remain borrowers) and guarantee the Amended Credit Facility.

  The collateral for the Amended Credit Facility is limited to the equity interests of FK Holdings, the borrowers and their subsidiaries (subject to certain limitations for foreign and less than wholly owned subsidiaries) and intercompany indebtedness. Scheduled payments on the term loan will begin September 28, 2000, with 10% of the term loan being reduced in year 3 of the loan, 20% in each of years 4 and 5 and 25% in each of years 6 and 7. Scheduled quarterly reductions to the revolving credit commitment will begin
September 27, 2002, with 15% of the commitment being reduced in each of years 5 and 6 and 70% in year 7.

  The borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR or a base rate plus, in each case, an applicable interest rate margin. In addition, the Company pays a commitment fee on the unused and available amounts under the Amended Credit Facility.

  The Amended Credit Facility contains a number of significant covenants that, among other things, limit the ability of the co-borrowers and their respective subsidiaries to incur additional indebtedness, create liens and other encumbrances, make certain payments and investments, make capital expenditures, make distributions to owners and repurchase debt and equity. In addition, the Amended Credit Facility requires the maintenance of certain specified financial and operating covenants, including, without limitation, capital expenditure limitations and ratios of EBITDA to fixed charges, total debt to EBITDA and EBITDA to interest expense. The Amended Credit Facility also contains representations, warranties, covenants, conditions and events of default customary for senior credit facilities of similar size and nature.

  On October 28, 1997, the Company issued $475,000,000 aggregate principal amount of 9 1/4% Senior Notes Due 2007 ("Senior Notes") and $618,670,000 aggregate principal amount at maturity of 10 1/4% Senior Discount Notes Due 2007 ("Senior Discount Notes" and collectively the "Notes") in a transaction not registered under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act. Gross proceeds from the offering amounted to $850,000,000. The discount on the Senior Discount Notes is being accreted under the effective interest method.

  Cash interest on the Senior Notes will be payable semi-annually in arrears on each May 1 and November 1, commencing May 1, 1998. Cash interest will not accrue or be payable on the Senior Discount Notes prior to November 1, 2002. Thereafter, cash interest on the Senior Discount Notes will be payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2003. However, at any time prior to November 1, 2002, the Company may elect (the "Cash Interest Election") on any interest payment date (the date of such Cash Interest Election, the "Cash Interest Election Date") to commence the accrual of cash interest from and after the Cash Interest Election Date, in which case the principal amount at maturity of each Senior

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Discount Note will on such interest payment date be reduced to the accreted value of such Senior Discount Note as of such interest payment date, and cash interest (accruing at a rate of 10 1/4% per annum from the Cash Interest Election Date) shall be payable with respect to such Senior Discount Note on each interest payment date thereafter.

  The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                                      REDEMPTION
   YEAR                                                                 PRICE
   ----                                                               ----------
   2002..............................................................  104.625%
   2003..............................................................  103.083%
   2004..............................................................  101.542%
   2005 and thereafter...............................................  100.000%

  In addition, at any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, use the net cash proceeds of (a) one or more public equity offerings or (b) sales of qualified equity interests to strategic equity investors resulting in gross cash proceeds to the Company of at least $100,000,000 to redeem, on a pro rata basis, up to an aggregate of 35% of the principal amount of the Senior Notes originally issued, at a redemption price equal to 109.25% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date; provided that at least 65% of the originally issued principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption.

  The Senior Discount Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as a percentage of principal amount at maturity) set forth below, plus accrued and unpaid interest thereon, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                                      REDEMPTION
   YEAR                                                                 PRICE
   ----                                                               ----------
   2002..............................................................  105.125%
   2003..............................................................  103.417%
   2004..............................................................  101.708%
   2005 and thereafter...............................................  100.000%

  In addition, prior to November 1, 2000, the Company may redeem up to 35% of the originally issued principal amount at maturity of the Senior Discount Notes at a redemption price equal to 110.25% of the accreted value of the Senior Discount Notes so redeemed at the redemption date or, if a Cash Interest Election has been made, 110.25% of the principal amount at maturity of the Senior Discount Notes so redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of (a) one or more public equity offerings or (b) sales of qualified equity interests of the Company to one or more strategic equity investors resulting in gross cash proceeds to the Company of at least $100,000,000 in the aggregate; provided, however, that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to any such redemption.

  Upon the occurrence of a change of control, the Company shall be obligated to make an offer to purchase (a "Change of Control Offer"), on a business day (the "Change of Control Purchase Date") not more than 60

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

nor less than 30 days following the occurrence of the change of control, all of the then outstanding Notes tendered at a purchase price in cash (the "Change of Control Purchase Price") equal to (x) with respect to the Senior Notes, 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the Change of Control Purchase Date and (y) with respect to the Senior Discount Notes, 101% of the accreted value on the Change of Control Purchase Date, unless the Change of Control Purchase Date is on or after the earlier to occur of November 1, 2002 and the Cash Interest Election Date, in which case such Change of Control Purchase Price shall be equal to 101% of the aggregate principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the Change of Control Purchase Date. The Company shall be required to purchase all Notes tendered into the Change of Control Offer and not withdrawn. The Change of Control Offer is required to remain open for at least 20 business days and until the close of business on the Change of Control Purchase Date.

  The Notes will be senior unsecured obligations of the Company and will rank senior in right of payment to all future subordinated indebtedness of the Company. Claims of the holders of the Notes will effectively be subordinated to the claims of creditors of the Company's subsidiaries, including the banks under the Bank Facility.

  The Company is subject to certain covenants in connection with the issuance of the Notes which include for example limitation on indebtedness, restricted payments, liens, dividends, transactions with affiliates and disposition of assets.

  The Fox Subordinated Note accrues interest at the rate of 10.42%. The payment of principal and interest under the Fox Subordinated Note are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

  On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAHI Bridge Note to NAHI upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAHI Bridge Note has a principal amount of $345,500,000. The NAHI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the NAHI Bridge Note accretes interest at a rate of approximately 10.427% per annum. The Company may repay the NAHI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAHI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


7. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                     JUNE 30, 1997 JUNE 30, 1998
                                                     ------------- -------------
   Deferred tax liabilities:
     Accounts receivable............................    $ 1,250       $ 1,224
     Property and equipment.........................        --         11,670
     Contract discount..............................        --          7,120
     Other..........................................        --          1,684
                                                        -------       -------
   Total deferred tax liabilities...................      1,250        21,698
                                                        -------       -------
   Deferred tax assets:
     State taxes....................................        483           --
     Deferred revenue...............................      5,978         6,008
     Programming costs..............................     17,696        34,909
     Accrued expenses and reserves..................      7,625        34,955
     Loss carryforwards.............................        --         20,496
     Other..........................................        807         3,796
                                                        -------       -------
   Total deferred tax assets........................     32,589       100,164
   Valuation allowance for deferred tax assets......    (14,938)      (60,385)
                                                        -------       -------
   Deferred tax assets..............................     17,651        39,779
                                                        -------       -------
   Net deferred tax assets..........................    $16,401       $18,081
                                                        =======       =======

  The Company currently has approximately $51,240,000 of operating loss carryforwards which will expire at various dates through June 30, 2018. Approximately $23,000,000 of the operating loss carryforwards are separate return year losses. As such federal and state income tax law and regulations might limit utilization.

  Management has determined that as of June 30, 1998, $60,385,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $35,000,000 of the valuation allowance relates to deferred tax assets acquired in the IFE acquisition. (See Note 3--Acquisition of International Family Entertainment, Inc.) Accordingly, no benefit to the income statement will be recorded if these deferred tax assets are realized.

  For financial reporting purposes, income before income taxes includes the following components (in thousands):

                                  EIGHT MONTHS ENDED  YEAR ENDED    YEAR ENDED
                                    JUNE 30, 1996    JUNE 30, 1997 JUNE 30, 1998
                                  ------------------ ------------- -------------
   Pretax income (loss):
     United States...............      $33,149          $31,605      $(45,733)
     Foreign.....................       16,725           23,402        24,406
                                       -------          -------      --------
                                       $49,874          $55,007      $(21,327)
                                       =======          =======      ========

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Significant components of the provision for income taxes are as follows (in thousands):

                                  EIGHT MONTHS ENDED  YEAR ENDED    YEAR ENDED
                                    JUNE 30, 1996    JUNE 30, 1997 JUNE 30, 1998
                                  ------------------ ------------- -------------
   Current:
     Federal.....................      $14,316          $ 3,430       $  --
     State.......................        3,964             (508)         --
     Foreign.....................          586            1,881        1,766
                                       -------          -------       ------
                                        18,866            4,803        1,766
   Deferred:
     Federal.....................         (431)           6,970        1,470
     State.......................         (161)           2,794          210
     Foreign.....................          --               --           --
                                       -------          -------       ------
                                          (592)           9,764        1,680
                                       -------          -------       ------
                                       $18,274          $14,567       $3,446
                                       =======          =======       ======

  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                  EIGHT MONTHS ENDED  YEAR ENDED    YEAR ENDED
                                    JUNE 30, 1996    JUNE 30, 1997 JUNE 30, 1998
                                  ------------------ ------------- -------------
   Tax at U.S. statutory rates..          35%              35%          (35)%
   State taxes, net of federal
    benefit.....................           5                3            (5)
   Earnings from foreign
    operations taxed at a lower
    rate than the U.S. rate.....         (12)             (12)          (38)
   U.S. operating loss for which
    no federal or state benefit
    derived.....................         --               --             23
   Other........................           1              --            --
   Non-deductible intangible
    asset amortization..........         --               --             71
   Non-deductible investment
    advisory fees...............           8              --            --
                                         ---              ---           ---
                                          37%              26%           16%
                                         ===              ===           ===

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $106,000,000 at June 30, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. It is possible that the Internal Revenue Service could under certain theories attempt to tax the foreign subsidiaries' income. Currently, management of the Company believe that any such theories would be without merit.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


9. COMMITMENTS AND CONTINGENCIES

 Leases

  In July 1995, the Company entered into a 10 year written lease commencing on April 1, 1996 for office space in Los Angeles, California subject to two separate five year extension options. The lease provides for early termination at the end of the sixth and eighth years upon payment of a termination fee. The lease calls for monthly payments plus maintenance and property tax payments. The Company also leases throughout the world other facilities on an as needed basis expiring at various dates.

  Noncancellable future minimum payments for the remainder of the initial, noncancellable lease periods are as follows (in thousands):

   YEAR ENDING JUNE 30,
   --------------------
   1999................................................................. $ 8,640
   2000.................................................................   8,873
   2001.................................................................   8,406
   2002.................................................................   8,683
   2003.................................................................   7,982
   Thereafter...........................................................  25,224
                                                                         -------
                                                                         $67,808
                                                                         =======

  Rent expense for the eight months ended June 30, 1996 and for the years ended June 30, 1997 and 1998, net of amounts capitalized, was approximately $1,006,000, $2,573,000 and $5,098,000, respectively.

 Legal Matters

  The Company is involved in various lawsuits, both as a plaintiff and defendant, in the ordinary course of its business. Based on an evaluation which included consultation with counsel concerning legal and factual issues involved, management is of the opinion that the foregoing claims and lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 Employment Agreements


  The Company has entered into employment agreements with certain key members of management. Such agreements are for terms originally ranging from one to six and one-half years and generally include bonus provisions. Future minimum payments under these agreements approximate $30,636,000 of which $14,978,000 is due in 1999, $6,744,000 is due in 2000, $4,821,000 is due in 2001,
$2,292,000 is due in 2002, $933,000 is due in 2003 and $868,000 is due
thereafter.

10. PROFIT SHARING PLAN

  The Company has a qualified tax deferred profit sharing plan (the Plan) for all of its eligible employees. Under the Plan, employees become eligible on the first January 1 following such employees' completion of six months of service with The Company. Each participant is permitted to make voluntary contributions, not to exceed 15% of his or her respective compensation and the applicable statutory limitations, which are immediately 100% vested. The Company, at the discretion of the Board of Directors, may make matching contributions to the Plan. Related expense for the eight months ended June 30, 1996 and the years ended June 30, 1997 and 1998, was approximately $43,000, $101,000 and $122,000, respectively.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  IFE has a 401(k) retirement savings plan (the "401(k) Plan") which covers the majority of its employees. Subject to certain limitations, employees may contribute up to 15% of their compensation to the 401(k) Plan. IFE's contribution to the 401(k) Plan is discretionary as determined annually by the Company's Board of Directors. IFE contributed $349,000 to the 401(k) Plan for the year ended June 30, 1998.

11. OTHER RELATED PARTY TRANSACTIONS

  The following amounts are included within the statements of operations and balance sheets in relation to related party transactions (in thousands):

                                           EIGHT
                                       MONTHS ENDED   YEAR ENDED    YEAR ENDED
                                       JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1998
                                       ------------- ------------- -------------
   STATEMENTS OF OPERATIONS
   Revenues..........................     $5,498        $21,316      $ 80,258
   Production and programming
    costs(1).........................        --           4,301         6,456
   Selling, general and administra-
    tive expenses....................      1,114          2,322         4,687
   Fox Kids Network affiliate partic-
    ipations.........................      8,853          6,194           --
   Interest expense..................        170            854        23,871


                                                     JUNE 30, 1997 JUNE 30, 1998
                                                     ------------- -------------
   BALANCE SHEETS
   Accounts receivable from related
    parties..........................                   $29,037      $ 58,043
   Other assets......................                     1,284           652
   Accounts payable..................                     3,088         4,984
   Accrued liabilities...............                     4,576        15,984
   Deferred revenue..................                     6,962         5,577
   Amounts payable to related par-
    ties.............................                    58,672         2,954
   NAHI Bridge Note..................                       --        107,631
   Fox Subordinated Note.............                       --        119,448

--------
(1) Comprises satellite transponder, engineering and technical support costs.

  Receivables from related parties include advances of $1,329,000 and $4,174,000 at June 30, 1997 and 1998, respectively, to certain non-stockholder officers and directors of the Company.

  The Company distributes product to related parties in the normal course of business, and accordingly, included in accounts receivable from related parties are $12,965,000 and $39,578,000 due from those related parties at June 30, 1997 and 1998, respectively.

  The Company and Fox Broadcasting were parties to a Barter Syndication Agreement dated as of January 5, 1996, pursuant to which the Company engaged Fox Broadcasting to provide barter advertising sales for the 1996-1997 and 1997-1998 broadcast season for the Company's syndicated programming. In consideration for the services rendered by Fox Broadcasting to the Company, the Company has agreed to pay Fox Broadcasting a barter advertising sales fee of $800,000 for the 1996-1997 broadcast season and $840,000 for the 1997-1998 broadcast season.

  Related companies of Fox Broadcasting have funded certain of the operations of the Company from its inception through loans to the Company. Amounts due to the related companies of Fox Broadcasting in

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

connection therewith, including interest, totaled $8,672,000 and $2,954,000 at June 30, 1997 and 1998, respectively.

  The Company broadcasts Fox Kids U.K., a cable and satellite channel via analogue transponder. The channel is distributed as part of British Sky Broadcasting, Group plc's ("BSkyB") Sky Multichannels DTH package. News Corp. holds a 40% interest in BSkyB, a public company. As part of its agreement with BSkyB, the Company acquired for approximately $3,100,000, certain of BSkyB's United Kingdom license rights to children's programming which had been previously acquired by BSkyB. Additionally, the Company will enter into an analog transponder sublease agreement with BSkyB through February 1, 2001 subject to extension in certain circumstances requiring a financial commitment of approximately $28,000,000 and a five-year digital transponder and uplink sublease agreement, commencing in late 1998, requiring a financial commitment of approximately $5,600,000. In addition, BSkyB provides support services for the Company for a fee equal to 15% of net revenue, as defined in the agreement.

  The Company broadcasts Fox Kids Latin America, a Fox Kids branded pan-regional Latin American channel. The Company has entered into a cost sharing arrangement for employees and service support in connection with the operation of the channel with Canal Fox, a related party. The Company believes that such arrangement for employees and service support are at rates which approximate fair market value.

  Foxtel, an Australian-based cable service, has carried a Fox Kids Network children's channel segment since 1994 under a license agreement between Foxtel and an affiliate of Fox Broadcasting. This license was assigned to the Company. Foxtel is a 50/50 partnership between News Corp. and the Australian telephone company, Telstra.

  From time to time, the Company has loaned and advanced funds to Haim Saban. In connection with the formation of the LLC on December 22, 1995, the Company forgave in full the loan plus accrued interest owing from Haim Saban in the amount of approximately $2,700,000. This amount was treated as a distribution and charged to retained earnings in the eight months ended June 30, 1996. In connection with Haim Saban's employment agreement, the Company agreed to reimburse Haim Saban for all out-of-pocket costs and expenses for domestic and international travel, including private air charter which may include aircraft owned directly or indirectly by Haim Saban. The Company has entered into a contract to charter Haim Saban's or another similar airplane for a minimum of fifty charter hours during a twelve month period. For the eight months ended June 30, 1996 and the twelve months ended June 30, 1997 and 1998, the Company has paid approximately $370,000, $875,000 and $730,000, respectively, for such services.

  The Company currently leases and distributes its entertainment properties (e.g., motion pictures, television programs, merchandising and licensing rights) in Israel through Duveen Trading Ltd. (Distributor), a corporation wholly-owned by Haim Saban's brother. The term of the agreement extends through December 31, 1997, subject to extension by the Company for an additional three years. The Company currently intends to extend this relationship. At June 30, 1997 and 1998, the Company was due $500,000 under this agreement.

  The Company is party to a music services agreement (the "Music Agreement") with 5161 Corporation ("5161"), a corporation wholly owned by Haim Saban, the Chief Executive Officer of the Company. Under the terms of the Music Agreement, the Company acquires substantially all of the original theme music,

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

underscores, cues and songs it uses in programming produced by the Company from 5161. In addition, the Company has the royalty-free right to use the compositions in articles of merchandise such as home video units, video games and interactive toys and has been granted the non-exclusive, worldwide, and perpetual license to use the music to (i) synchronize and perform compositions in theatrical motion pictures and (ii) synchronize compositions in all other forms of programming. The Company creates and owns all right, title and interest in master recordings of compositions for use in the Company's programming, and the Company owns the proceeds derived from all forms of exploitation thereof. In consideration for providing the compositions to the Company, 5161 receives no payment from the Company but is entitled to receive all publishing income derived from the exploitation of such compositions. 5161 does reimburse the Company for certain costs associated with the creation of the compositions, which amounted to $374,000 and $451,000, respectively, in fiscal 1997 and 1998. For the eight months ended June 30, 1996, 5161 made no payments for reimbursement of costs to the Company. At June 30, 1997, 5161 owed the Company approximately $211,000 pursuant to the Music Agreement and at June 30, 1998, approximately $378,000 was owed to 5161 by the Company pursuant to the Music Agreement.

  The Company is party to a distribution agreement with Fox Family Films, Inc. ("Distributor") for Turbo: A Power Rangers Movie, which was released theatrically in the United States in Spring 1997 and in home video in late Summer 1997. Distributor holds in perpetuity worldwide theatrical, non-theatrical, home video, and television rights in the movie (except for the territories of Japan and certain Asian territories and Israel). The Company holds the copyright as well as certain rights including merchandising, television series, stage, publication, radio, theme park and touring, music publishing and soundtrack. Commercial tie-in rights are mutually controlled by the Company and Distributor. The Company will receive 100% of gross receipts after certain distribution fees and expenses are deducted, based upon a formula set forth in the agreement.

  In April 1998, the Company sold its ownership interest in Fit TV and certain other assets to Fox/Liberty Networks, LLC, a joint venture between News Corp. and Liberty Media Corporation, a wholly owned subsidiary of Tele-
Communications, Inc. for $15,000,000. The Company acquired Fit TV in August 1997 as part of the IFE Acquisition.

  In January 1997, the Company obtained from Fox Television, a division of Fox, Inc. ("Fox Television"), distribution rights to the New World Communications Group Incorporated's ("New World") animation library of children's programming, which Fox Television acquired as part of its purchase of New World. In July 1998, the Company agreed to acquire the New World animation library from Fox Television for approximately $14.1 million.

  The Company entered into a long-term license agreement effective October 1, 1997 with Twentieth Century Fox Film Corp. ("Twentieth Century Fox"), pursuant to which Twentieth Century Fox will distribute certain products in the Company's programming library.

  Pursuant to a Guaranty of Lease entered into on August 1, 1997 (the "Guaranty"), News Corp. and NPAL have guaranteed certain of the Company's obligations under the lease of its corporate headquarters. Under the Guaranty, News Corp. and NPAL are liable, jointly and severally, for any amounts not paid by the Company. News Corp.'s and NPAL's aggregate liability under the Guaranty is limited to approximately $8.6 million, to be reduced annually over five years on a straight-line basis.

  In May 1996, the Company entered into an agreement with Fox Video (the "Fox Video Agreement") for the production and distribution of a live-action feature film for the home video market based upon the animated character of Casper (the "Film") which was released by Fox Video in the United States on September 9, 1997.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

The Company and Fox Video each contributed one-half of the production costs of the Film subject to the rights of both parties to recoup certain of these costs. The Company and Fox Video will share the television net income 55% and 45%, respectively, and the home video net income 45% and 55%, respectively, subject to the participation rights of the Harvey Entertainment Company, which holds the copyright to Casper.

  The Company has entered into an agreement in principle with Fox Video for the production and distribution of, a second live-action feature film (Casper:
A Magical Friendship) for the home video market to be released in fiscal 1999. Saban and Fox Video each will contribute one-half of the production costs subject to the rights of both parties to recoup certain of these costs. The Company and Fox Video will share the combined television, non-theatrical, airline, and home video receipts equally, subject to the participation rights of Harvey.

  In August 1996, Fox Video and the Company entered into a Home Video Rights Acquisition Agreement pursuant to which the Company granted to Fox Video the exclusive home video rights to distribute English and Spanish language versions throughout the United States and to distribute English language versions throughout Canada of certain of its programs, all television programs produced for children and owned or controlled by the Company or FCN, all television programs produced or to be produced pursuant to an agreement with Marvel and all television programs which are owned or controlled first by Marvel and subsequently by the Company. In consideration for the grant of the distribution rights, Fox Video has agreed to pay the Company 50% of gross receipts from these home videos, after deduction of certain expenses. In connection with this Agreement the Company has received $8,000,000 through June 30, 1998.

12. SIGNIFICANT CUSTOMERS AND PROPERTIES AND GEOGRAPHICAL INFORMATION

  The Company operates in one business segment which is the acquisition, production and worldwide broadcast, distribution and leasing of entertainment properties. For the eight months ended June 30, 1996 and the year ended June 30, 1997, the Company earned revenues from one significant customer of approximately $32,148,000 (17%) and $35,500,000 (12%), respectively. The
Company earned revenues of $72,668,000 (38%), $70,810,000 (23%) for the eight months ended June 30, 1996 and for the year ended June 30, 1997 from one significant property (Power Rangers). The Company had no significant customer or significant property for the year ended June 30, 1998.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  Geographical information concerning the Company's operations is as follows (in thousands):

                                           EIGHT
                                       MONTHS ENDED   YEAR ENDED    YEAR ENDED
                                       JUNE 30, 1996 JUNE 30, 1997 JUNE 30, 1998
                                       ------------- ------------- -------------
   Revenues:
     Domestic........................    $129,645      $199,575     $  522,592
     International, principally
      Europe(2)......................      61,976       108,245        141,866
                                         --------      --------     ----------
                                          191,621       307,820        664,458
   Operating profit:(1)
     Domestic........................      67,970        84,295        268,532
     International, principally
      Europe(2)......................      24,714        43,144         34,711
                                         --------      --------     ----------
                                           92,684       127,439        303,243
   Selling, general and
    administrative expense...........      23,072        62,466        146,213
   Fox Kids Network affiliate
    participations...................       8,853         6,194            --
   Amortization of intangibles.......         --            --          37,557
   Equity in loss of unconsolidated
    affiliate (Europe)...............         --          1,546          6,790
   Investment advisory fee...........      10,000           --             --
   Other expense, net................         --            --               8
   Interest expense..................         885         2,226        134,002
                                         --------      --------     ----------
   Income (loss) before provision for
    income taxes.....................    $ 49,874      $ 55,007     $  (21,327)
                                         ========      ========     ==========
                                                     JUNE 30, 1997 JUNE 30, 1998
                                                     ------------- -------------
   Identifiable assets:
     Domestic........................                  $164,481     $2,238,864
     International, principally
      Europe(2)......................                   247,920        277,160
                                                       --------     ----------
                                                       $412,401     $2,516,024
                                                       ========     ==========

--------
(1) For purposes of this presentation, operating profit is total revenues less production and programming costs.
(2) International amounts relate principally to Western Europe in connection with the Company's subsidiary, SINV, a Netherlands Antilles company with offices in Switzerland.

13. CAPITAL STOCK

 Common Stock

  The authorized capital stock of the Company consists of 16,000,000 shares of Class A Common Stock, 16,000,000 shares of Class B Common Stock and 20,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock. As of June 30, 1998, 160,000 shares of Class A Common Stock and 15,840,000 shares of Class B Common Stock were outstanding.

  The holders of Class A Common Stock (the "Class A Stockholders") are entitled to one vote per share and the holders of Class B Common Stock (the "Class B Stockholders") are entitled to ten votes per share. Both classes vote together as a single class. A majority vote (or any other greater percentage) for stockholder action requires a majority of the aggregate number of votes entitled to be cast as such vote. The Company's Corrected Restated Certificate of Incorporation does not prove for cumulative voting rights.

  Subject to the rights of the holders of shares of any series of Preferred Stock, the Class A and Class B Stockholders are to receive like dividends and other similar distributions of the Company. In the case of any

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

split, subdivision, combination or reclassification of shares of Class A or Class B Common Stock, an equivalent split, subdivision, combination or reclassification must be made to the shares of Class B or Class A Common Stock, as the case may be.

  The Class A and Class B Stockholders have equivalent rights to distributions in the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, in proportion to the number of shares held by them without regard to class.

  In the event of any corporate merger, consolidating purchase or acquisition, the Class A and Class B Stockholders are to receive the same consideration on a per share basis, and if the consideration in such transaction consists in any part of voting securities, the Class B Stockholders are to receive, on a per share basis, voting securities with ten times the number of votes per share as those voting securities to be received by the Class A Stockholders.

  The shares of Class A Common Stock are freely transferable, but the shares of Class B Common Stock are subject to transfer restrictions as set forth more fully in the Company's charter. The Class B Stockholders may only transfer their shares to a "Permitted Transferee" and any unauthorized transfer will cause an automatic conversion of such shares into shares of Class A Common Stock. Regardless of the transfer restriction on the Class B Common Stock, any Class B Stockholder may pledge its shares as collateral security for any indebtedness or other obligation.

  Each share of Class B Common Stock is convertible, at the option of its holder, at any time into one validly issued, fully paid and non-assessable share of Class A Common Stock.

 Stock Options

  Effective June 1994, the Company issued stock options to three employees. In connection with the Reorganization as described in Note 1, the options became options to purchase an aggregate of 484,911 shares of Class A Common Stock, 387,929 of which were exercisable at June 30, 1998. These options vest ratably over five years and are exercisable at prices ranging from $12.37 to $24.74 per share. No options have been exercised at June 30, 1998. With respect to termination for any reason, so long as the Company is not public, the Company will purchase from the employee and the employee will sell to the Company any and all option shares owned by the employee and the option granted to the employee for an amount equal to the fair market value of the option shares owned by the employee plus the fair market value of the option shares with respect to which the employee's option has vested but not exercised less the exercise price.

  In May 1998, the Company provided two employees compensation of $2,000,000 each in the form of an advance (the "Advances"). The Advances were included in the employees' taxable income and bear no interest. Further, if the two employees exercise any stock options to acquire shares of the Company's Class A Common Stock, the two employees shall concurrently repay the Advances through an increase in the purchase price in connection with the exercise.

  Included in selling, general and administrative expenses for the eight months ended June 30, 1996 and the years ended June 30, 1997 and June 30, 1998 is $3,800,000 and $3,760,000 and $0, respectively, and in accrued liabilities at June 30, 1997 and June 30, 1998 is $20,960,000 and $16,040,000
respectively, related to compensation recorded in connection with these options.

  As of June 30, 1998, 646,548 shares of Class A Common Stock are reserved for future issuance related to options.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


  The Company issued to an investment banker 160,000 shares of Class A Common Stock as compensation for certain financial advisory and other investment banking services rendered in connection with the negotiations, structuring, formation and capitalization of the LLC. In connection therewith, $10,000,000 is included in the combined statement of operations for the eight months ended June 30, 1996. The Company has reserved 160,000 shares of Class A Common Stock for future issuances.

 Mandatorily Redeemable Preferred Stock

  In connection with the acquisition of IFE, the Company issued 345,000 shares of Series A Mandatorily Redeemable Preferred Stock to Liberty IFE. The holders of the Series A Mandatorily Redeemable Preferred Stock (or the "Liberty Preferred") will receive cash dividends of 9% per annum in arrears, paid quarterly. Any accrued or unpaid dividends will be added to the liquidation price and until such accrued and unpaid dividends are paid in full, the dividend rate will increase to 11.5% of the liquidation price. The liquidation price is $1,000 per share plus any accrued and unpaid dividends.

  Pursuant to the Funding Agreement among News Corp., NPAL, and the Company (the "Funding Agreement"), each of News Corp. and NPAL has unconditionally agreed that, upon the occurrence and during the continuation of an event of default under the provisions governing the Series A Mandatorily Redeemable Preferred Stock in the Company's Corrected Restated Certificate of Incorporation or liquidation, dissolution, winding up or other similar event of the Company, News Corp. or NPAL, as the case may be, will provide the Company with the funds necessary to redeem in full, or pay the liquidation distribution on all of the outstanding Series A Mandatorily Redeemable Preferred Stock and to pay any other amounts owing in respect of such shares. Pursuant to the Amended and Restated Strategic Stockholders Agreement (as defined), such funds will be, except under certain circumstances, in the form of an advance or loan to the Company. The following constitute events of default with respect to the Series A Mandatorily Redeemable Preferred Stock under the Corrected Restated Certificate of Incorporation: (i) the failure of the Company to mandatorily redeem Series A Mandatorily Redeemable Preferred Stock at the redemption dates indicated below; (ii) a breach for thirty days of any of the covenants contained in the provisions governing the Series A Mandatorily Redeemable Preferred Stock; and (iii) an event of default under the terms of the preferred stock of NPAL, if any shares of which are outstanding. In addition, pursuant to the Exchange Agreement among NPAL, Liberty Media Corporation ("Liberty Media") and Liberty IFE (the "Exchange Agreement"), each of the holders of the Series A Mandatorily Redeemable Preferred Stock has the right, upon the occurrence and during the continuation of an event of default under the Corrected Restated Certificate of Incorporation or the liquidation, winding up or other similar event of the Company, to exchange their shares for an equivalent number of shares of preferred stock of NPAL.

  The Series A Mandatorily Redeemable Preferred Stock issued to Liberty IFE will rank senior as to dividend, redemption and liquidation rights to all other classes and series of capital stock of the Company authorized on the date of issuance, or to any other class or series of capital stock issued while any shares of the Series A Mandatorily Redeemable Preferred Stock remain outstanding. The Series A Mandatorily Redeemable Preferred Stock does not have voting rights, except as required by law, nor will stockholders of Series A Mandatorily Redeemable Preferred Stock have preemptive rights over any stock or securities that may be issued by the Company.

 Stock Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

  Pro forma information regarding net income and earnings per share as required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant in January 1996 to be $2,623,000 using the minimum value method with the following weighted-average assumptions, respectively: risk-free interest rate of 5.86%; dividend yields of 0%; and a weighted-average expected life of the option of 5 years. The remaining contractual life of these options is 7.5 years.

  The minimum value valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The pro forma net income (loss) determined as if the Company had accounted for its employee stock options under the fair value method would be $31,338,000, $39,915,000 and $(25,298,000) for the eight months ended June 30,
1996 and the years ended June 30, 1997 and 1998, respectively.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
FCN Holding, Inc.

  We have audited the accompanying consolidated balance sheets of FCN Holding, Inc., as of July 2, 1995 and October 31, 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period from July 4, 1994 to July 2, 1995 and the period from July 3, 1995 to October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FCN Holding, Inc. and the results of its operations and its cash flows for the period from July 4, 1994 to July 2, 1995 and the period from July 3, 1995 to October 31, 1995, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Los Angeles, California
September 27, 1996, except for
the second paragraph
of Note 10 as to which
the date is September 29, 1997

                               FCN HOLDING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                         JULY 2,    OCTOBER 31,
                                                          1995         1995
                                                       -----------  -----------
ASSETS
Cash and cash equivalents............................  $       --   $   317,000
Accounts receivable, including $2,265,000 (July 2,
 1995) and $2,341,000 (October 31, 1995) from related
 parties.............................................   23,539,000   24,195,000
Programming costs, less accumulated amortization.....   26,143,000   27,085,000
Property and equipment, at cost, less accumulated
 depreciation .......................................       85,000      103,000
Other assets.........................................       49,000    1,107,000
                                                       -----------  -----------
Total assets.........................................  $49,816,000  $52,807,000
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Accounts payable.....................................  $ 1,991,000    1,718,000
Accrued liabilities..................................      876,000    1,291,000
Deferred revenue.....................................    1,763,000      791,000
Fox Kids Network affiliate participation payable.....   11,523,000   18,421,000
Accrued programming expenditures.....................   21,960,000   19,816,000
Administrative fee payable to a related party........    4,828,000    6,173,000
Amounts payable to related parties...................   10,686,000    8,727,000
                                                       -----------  -----------
Total liabilities....................................   53,627,000   56,937,000
Commitments and contingencies                                  --           --
Stockholder's deficit:
  Common stock, no par value, 2,000 authorized,
   issued and outstanding 2,000 shares...............        2,000        2,000
  Retained deficit...................................   (3,813,000)  (4,132,000)
                                                       -----------  -----------
Total stockholder's deficit..........................   (3,811,000)  (4,130,000)
                                                       -----------  -----------
Total liabilities and stockholder's deficit..........  $49,816,000  $52,807,000
                                                       ===========  ===========



                            See accompanying notes.

                               FCN HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   PERIOD FROM    PERIOD FROM
                                                   JULY 4, 1994   JULY 3, 1995
                                                        TO             TO
                                                   JULY 2, 1995 OCTOBER 31, 1995
                                                   ------------ ----------------
Net revenues (including $8,443,000 (July 2, 1995)
 and $2,822,000 (October 31, 1995) from related
 parties)........................................  $168,871,000   $46,286,000
Costs and expenses:
  Production and programming ....................   109,259,000    29,698,000
  Ancillary market distribution costs to a
   related party ................................     3,255,000     1,140,000
  Administrative fee to a related party..........    21,458,000     6,173,000
  Selling, general and administrative (including
   $1,075,000 (July 2, 1995) and $448,000
   (October 31, 1995) to related parties)........     5,202,000     2,566,000
  Fox Kids Network affiliate participations......    11,523,000     6,883,000
                                                   ------------   -----------
Operating income (loss)..........................    18,174,000      (174,000)
                                                   ------------   -----------
Interest expense to a related party..............     1,630,000       145,000
                                                   ------------   -----------
Income (loss) before provision for income taxes..    16,544,000      (319,000)
Provision for income taxes.......................           --            --
                                                   ------------   -----------
Net income (loss)................................  $ 16,544,000   $  (319,000)
                                                   ============   ===========


                            See accompanying notes.

                               FCN HOLDING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                     COMMON STOCK
                                     -------------   RETAINED
                                     SHARES AMOUNT    DEFICIT        TOTAL
                                     ------ ------ -------------  ------------
Balance at July 3, 1994............. 1,000  $1,000 $ (20,357,000) $(20,356,000)
  Net income........................   --      --     16,544,000    16,544,000
  Issuance of stock................. 1,000   1,000           --          1,000
                                     -----  ------ -------------  ------------
Balance at July 2, 1995............. 2,000   2,000    (3,813,000)   (3,811,000)
  Net loss..........................   --      --       (319,000)     (319,000)
                                     -----  ------ -------------  ------------
Balance at October 31, 1995......... 2,000  $2,000 $  (4,132,000) $ (4,130,000)
                                     =====  ====== =============  ============





                            See accompanying notes.

                               FCN HOLDING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                PERIOD FROM     PERIOD FROM
                                               JULY 4, 1994     JULY 3, 1995
                                                    TO               TO
                                               JULY 2, 1995   OCTOBER 31, 1995
                                               -------------  ----------------
OPERATING ACTIVITIES
Net income (loss)............................. $  16,544,000    $   (319,000)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Amortization of programming costs...........    98,309,000      27,942,000
  Depreciation................................        17,000          13,000
  Provision for doubtful accounts.............       480,000             --
  Changes in operating assets and liabilities:
    Accounts receivable.......................    (5,528,000)       (656,000)
    Additions to programming costs ...........  (107,368,000)    (28,884,000)
    Other assets..............................        48,000      (1,058,000)
    Accounts payable..........................      (376,000)       (273,000)
    Accrued liabilities.......................      (219,000)        415,000
    Administration fee payable to a related
     party....................................       199,000       1,345,000
    Deferred revenue..........................     1,763,000        (972,000)
    Fox Kids Network affiliate participation
     payable..................................    11,523,000       6,898,000
    Accrued programming expenditures..........       908,000      (2,144,000)
                                               -------------    ------------
Net cash provided by operating activities.....    16,300,000       2,307,000
INVESTING ACTIVITIES
Purchase of property and equipment............       (91,000)        (31,000)
                                               -------------    ------------
Net cash used in investing activities.........       (91,000)        (31,000)
FINANCING ACTIVITIES
Proceeds from related parties.................   180,765,000      68,308,000
Payments to related parties...................  (197,242,000)    (70,267,000)
                                               -------------    ------------
Net cash used in financing activities.........   (16,477,000)     (1,959,000)
                                               -------------    ------------
(Decrease) increase in cash and cash
 equivalents..................................      (268,000)        317,000
Cash and cash equivalents at beginning of
 period.......................................       268,000             --
                                               -------------    ------------
Cash and cash equivalents at end of period.... $         --     $    317,000
                                               =============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid during the period for:
  Interest.................................... $   2,053,000    $    201,000
                                               =============    ============
  Income taxes................................ $         --     $        --
                                               =============    ============

                            See accompanying notes.

                               FCN HOLDING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               OCTOBER 31, 1995

1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND ORGANIZATION

  The accompanying consolidated financial statements include the accounts of FCN Holding, Inc. and its wholly-owned subsidiaries, Fox Kids Club, Fox Kids Countdown and Fox Storymakers (collectively "FCN Holding"). All significant intercompany transactions and accounts have been eliminated.

  FCN Holding is an indirect subsidiary of Fox Broadcasting Company ("Fox Broadcasting"), itself an indirect subsidiary of The News Corporation Limited. FCN Holding's largest operating entity is an indirect wholly-owned subsidiary, Fox Children's Network, Inc. ("FCN"), which began primary operations on September 8, 1990. FCN Holding produces and licenses children's animated and live-action television shows with initial exploitation on the Fox Broadcasting television network followed by distribution in ancillary markets when such rights exist.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR-END

  FCN Holding's fiscal year ends on the Sunday closest to June 30.

REVENUE RECOGNITION

  Advertising revenue is recognized as earned in the period in which the advertising commercials are telecast and are net of agency commission fees of $25,429,000 and $7,305,000 for the periods ended July 2, 1995 and October 31, 1995, respectively. Revenues from foreign and merchandising license agreements, which provide for the receipt by FCN Holding of nonrefundable guaranteed amounts, are recognized when the license period begins and the product is available pursuant to the terms of the license agreement. Amounts in excess of minimum guarantees under these license agreements are recognized when earned. Amounts received in advance of recognition of revenue are recorded as deferred revenue. FCN Holding generally provides advertisers with guaranteed ratings in connection with its domestic network broadcasts. Revenue is recorded net of estimated shortfalls, which are settled either by additional advertising time ("make goods") or cash refunds to the advertiser. FCN Holding accounts for the full amount of the estimated shortfall.

PROGRAMMING COSTS

  Program licenses and rights include exhibition and exploitation rights acquired under license agreements and costs of developing and producing original programming for use by FCN Holding on its network. The individual film forecast method is used to amortize programming costs in which FCN Holding owns or controls distribution rights. Costs accumulated in the production of a program are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as programming cost inventories are amortized.

  For programs in which the Company acquires only broadcast network rights, the Company amortizes such program costs over the estimated number of telecasts. The Company evaluates its programming rights for possible changes in the estimated number of telecasts or the possibility of impairment.

  Revenue estimates on a program-by-program basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions, such as changes in the

                               FCN HOLDING, INC.

distribution marketplace or changes in expected usage of a program on the network. Based on this review, if estimated future gross revenues from a program are not sufficient to recover the unamortized costs, the unamortized programming cost will be written down to net realizable value.

CONCENTRATION OF CREDIT RISKS

  Financial instruments which potentially subject FCN Holding to concentration of credit risk consist principally of temporary cash investments and trade receivables. FCN Holding places its temporary cash investments with high credit quality financial institutions and therefore is subject to reduced risk. FCN Holding has not incurred any losses relating to these investments.

  At October 31, 1995, substantially all of FCN Holding's trade receivables were from advertising agencies. FCN Holding performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. Credit losses relating to advertising agencies consistently have been within management's expectations.

CASH AND CASH EQUIVALENTS

  For the purposes of balance sheet classification and the statement of cash flows, FCN Holding considers all highly liquid investments that are both readily convertible into cash with original maturities when purchased of three months or less to be cash equivalents.

FINANCIAL INSTRUMENTS

  Financial instruments are carried at historical cost which approximates fair value.

PROPERTY AND EQUIPMENT

  Property and equipment are carried at cost and depreciation is computed using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvements using the straight-line method.

INCOME TAXES

  FCN Holding provides for income taxes based on the liability method under Statement of Financial Accounting Standards No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues for program costs, as necessary, which may result in revised amortization of its program costs and may be significantly affected by the periodic adjustments in such amortization.

ADVERTISING COSTS

  Included in selling, general and administrative expenses are advertising expenses amounting to $1,639,000 and $1,350,000 for the year ended July 2, 1995 and for the four months ended October 31, 1995, respectively.

                               FCN HOLDING, INC.

3. PROGRAMMING COSTS

  Programming costs, net of accumulated amortization, are comprised of the following:

                                                        JULY 2,    OCTOBER 31,
                                                          1995         1995
                                                      ------------ ------------
     Programming costs, broadcast.................... $244,599,000 $261,078,000
     Programming costs, produced.....................   89,493,000   99,730,000
     Programming costs in development and
      production.....................................    1,298,000    3,466,000
                                                      ------------ ------------
                                                       335,390,000  364,274,000
                                                      ------------ ------------
     Accumulated amortization........................  309,247,000  337,189,000
                                                      ------------ ------------
                                                      $ 26,143,000 $ 27,085,000
                                                      ============ ============

  Based on FCN Holding's estimate of future revenues, substantially all of the unamortized released programming costs at October 31, 1995 will be amortized during the three year period ending October 31, 1998.

4. PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following:

                                                             JULY 2, OCTOBER 31,
                                                              1995      1995
                                                             ------- -----------
     Computer equipment..................................... $93,000  $100,000
     Office furniture and fixtures..........................   4,000    28,000
     Machinery and equipment................................  41,000    41,000
     Leasehold improvements.................................  32,000    32,000
                                                             -------  --------
                                                             170,000   201,000
     Less accumulated depreciation..........................  85,000    98,000
                                                             -------  --------
                                                             $85,000  $103,000
                                                             =======  ========

5. RELATED PARTY TRANSACTIONS

  FCN and Twentieth Century Fox Licensing and Merchandising, a unit of Fox, Inc. ("Twentieth Fox Licensing") are parties to a Merchandising Rights Acquisition Agreement, dated as of July 1, 1990, pursuant to which FCN licenses to Twentieth Fox Licensing the worldwide merchandising and licensing rights, in perpetuity, to programming owned or controlled by FCN. In consideration for the rights granted, Twentieth Fox Licensing agreed to pay to FCN an amount equal to 100% of net profits, which equaled gross receipts less distribution fees and expenses.

  FCN and Twentieth Century Fox Film Corporation ("Twentieth Century Fox") are parties to a Distribution Rights Acquisition Agreement, dated as of September 1, 1990, pursuant to which FCN licensed to Twentieth Century Fox the worldwide distribution rights, in perpetuity, with respect to programming owned or controlled by FCN. In consideration for the rights granted, Twentieth Century Fox agreed to pay to FCN 100% of net profits as defined in the agreement.

  FCN and Fox Broadcasting are parties to an Administration Agreement, dated as of February 7, 1990, pursuant to which Fox Broadcasting agreed to provide the following services to FCN: network national advertising sales and the administration thereof, commercial trafficking and broadcast operations (including program delivery to Fox Kids Network Affiliates (see Note 8--"Fox Kids Network Affiliate Participation

                               FCN HOLDING, INC.

Payable")) and overhead charges related to Fox Broadcasting in-house administrative support in the areas of research, promotion, business affairs, legal affairs and accounting. FCN agreed to pay to Fox Broadcasting a fee equal to 15% of 100% of the net advertising revenue (gross advertising revenue less advertising agency commissions) derived with respect to national commercials, commercial material or other advertising matter included or used in connection with any of the programs exhibited on the Fox Kids Network.

  FCN Holding leases office space on a month to month basis from a company related to Fox Broadcasting. Rent expense to this related party was $231,000 and $88,000 for the periods ended July 2, 1995 and October 31, 1995.

  Related companies of Fox Broadcasting have funded the operation of FCN Holding from its inception through loans to FCN Holding. All amounts derived by the operations of FCN Holding are used to reduce such outstanding borrowings. Amounts outstanding bear interest at the prime rate (8.75% at October 31, 1995). Amounts due to the related companies of Fox Broadcasting including interest totalled $10,686,000 and $8,727,000 at July 2, 1995 and October 31, 1995, respectively.

6. INCOME TAXES

  FCN Holding, together with other related companies of Fox Broadcasting, files consolidated federal and state income tax returns. No deferred tax assets or liabilities arising from FCN Holding's activities have been allocated.

  FCN Holding did not incur any current or deferred tax expense due to the utilization of prior year net operating loss carryforwards.

  The actual tax expense differs from the "expected" federal tax rate of 35% as follows:

                                                  PERIOD FROM    PERIOD FROM
                                                  JULY 4, 1994   JULY 3, 1995
                                                       TO             TO
                                                  JULY 2, 1995 OCTOBER 31, 1995
                                                  ------------ ----------------
   Computed "expected" tax expense...............      35 %          -- %
   Impact of utilized net operating loss
    carryforward.................................     (35)%          -- %
                                                      ---            ---
                                                      --             --
                                                      ===            ===

7. COMMITMENTS AND CONTINGENCIES

  Future estimated program commitments are approximately $58,648,000.

  FCN Holding is involved in certain legal proceedings arising from the normal course of operations. Management believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

  FCN Holding has entered into employment agreements with several key employees extending through fiscal year 1999 requiring future payments of $1,135,000 in the one year period ended October 31, 1996, $788,000 in the one year period ended October 31, 1997 and $257,000 in the one year period ended October 31, 1998.

8. FOX KIDS NETWORK AFFILIATE PARTICIPATION PAYABLE

  Pursuant to the terms of the affiliation agreements ("Agreement") among Fox Broadcasting and substantially all of its affiliated television stations ("Fox Kids Network Affiliates"), the Fox Kids Network Affiliates in total are entitled to compensation which is equal to 100% of FCN's programming Net Profits (as

                               FCN HOLDING, INC.

defined below). Amounts payable under these compensation arrangements are due quarterly in amounts derived pursuant to the provisions in the Agreement. Net profits are defined on a cumulative basis to include amounts actually received by FCN from the exhibition, distribution and other exploitation of FCN Holding's programs and the merchandising and other rights relating thereto, less amounts paid for administrative fees, production/license fees, distribution and merchandising fees (including those payable to FCN Holding), overhead and other expenses and reserves.

9. MAJOR CUSTOMERS AND PROPERTIES

  For the period ended July 2, 1995, FCN Holding earned net revenues from two significant customers of approximately $16,662,000 (10%) and $16,061,000 (10%). For the period ended October 31, 1995, FCN earned net revenues from three significant customers of approximately $5,527,000 (12%), $5,706,000 (12%) and $4,724,000 (10%). For the periods ended July 2, 1995 and October 31, 1995, FCN Holding earned net revenues from one significant property (Power Rangers) of $55,805,000 (33%) and $10,847,000 (23%), respectively.

10. SUBSEQUENT EVENT

  On November 1, 1995 (the "Effective Date") FCN Holding and Saban Entertainment, Inc. ("Saban") formed Fox Kids Worldwide, L.L.C. (the "LLC"), a limited liability company, for the purpose of jointly expanding the worldwide childrens' businesses of FCN Holding and Saban. Since the Effective Date, FCN Holding and Saban have been operated by their respective managements subject to the overall supervision of the members committee of the LLC.

THE REORGANIZATION

  Fox Kids Worldwide Inc. was incorporated in August 1996 to act as a holding company of FCN Holding, Saban and the LLC. Between August 1996 and August 1997, it conducted no business or operations. On August 1, 1997, in connection with Fox Kids Worldwide Inc.'s acquisition of a controlling interest in International Family Entertainment, Inc., (i) Fox Broadcasting Sub, Inc., a wholly owned indirect subsidiary of Fox Broadcasting, exchanged its capital stock in FCN Holding, which indirectly owned the FCN, for 7,920,000 shares of Class B Common Stock of Fox Kids Worldwide Inc., (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of Fox Kids Worldwide Inc., (iii) Haim Saban and the other stockholders of Saban exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of Fox Kids Worldwide Inc. and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of Fox Kids Worldwide Inc. In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for a new approximately $108.6 million subordinated note from Fox Kids Worldwide Inc. (which also included approximately $8.6 million of intercompany indebtedness). As a result of these transactions, FCN Holding, FCN, Saban and the LLC became direct or indirect wholly owned subsidiaries of Fox Kids Worldwide Inc.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Saban Entertainment, Inc.

  We have audited the accompanying consolidated balance sheets of Saban Entertainment, Inc. as of May 31, 1995 and as of October 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended May 31, 1995 and for the five months ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saban Entertainment, Inc. at May 31, 1995, and at October 31, 1995 and the results of its operations and its cash flows for the year ended May 31, 1995 and for the five months ended October 31, 1995, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Los Angeles, California
September 27, 1996 except for
the third paragraph of
Note 11 as to which the
date is September 29, 1997.

                           SABAN ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       MAY 31,     OCTOBER 31,
                                                         1995          1995
                                                     ------------  ------------
ASSETS
Cash and cash equivalents........................... $ 14,584,000  $ 16,207,000
Restricted cash.....................................    5,000,000     5,000,000
Accounts receivable, net of allowance for doubtful
 accounts of $1,385,000 at May 31, 1995 and
 $1,385,000 at October 31, 1995.....................   37,338,000    30,157,000
Amounts receivable from related parties.............    3,796,000     3,832,000
Programming costs, less accumulated amortization....  115,873,000   118,210,000
Property and equipment, at cost, less accumulated
 depreciation ......................................    3,630,000     7,079,000
Deferred income taxes...............................   35,473,000    26,186,000
Other assets........................................    2,503,000       808,000
                                                     ------------  ------------
Total assets........................................ $218,197,000  $207,479,000
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.................................... $  6,818,000  $  8,817,000
Accrued liabilities.................................   29,606,000    23,411,000
Deferred revenue....................................   62,755,000    48,155,000
Accrued residuals and participations................    9,672,000    10,074,000
Income taxes payable................................   36,378,000    15,680,000
Deferred income taxes...............................    9,233,000       766,000
Debt................................................    5,623,000     5,605,000
Amounts payable to related parties..................          --            --
                                                     ------------  ------------
                                                      160,085,000   112,508,000
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 10,000 shares
   authorized, 800 shares issued and outstanding at
   May 31, 1995 and October 31, 1995 ...............          --            --
  Contributed capital...............................   11,751,000    11,751,000
  Cumulative translation adjustment.................      (71,000)       46,000
  Retained earnings.................................   46,432,000    83,174,000
                                                     ------------  ------------
Total stockholders' equity..........................   58,112,000    94,971,000
                                                     ------------  ------------
Total liabilities and stockholders' equity.......... $218,197,000  $207,479,000
                                                     ============  ============

                            See accompanying notes.

                           SABAN ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FIVE MONTHS ENDED
                                                   YEAR ENDED     OCTOBER 31,
                                                  MAY 31, 1995       1995
                                                  ------------ -----------------
Revenues......................................... $242,468,000   $105,130,000
Costs and expenses:
  Production and programming.....................  117,557,000     42,022,000
  Selling, general and administrative............   51,894,000     11,538,000
                                                  ------------   ------------
Operating income.................................   73,017,000     51,570,000
Interest expense.................................    1,315,000        539,000
                                                  ------------   ------------
Income before provision for income taxes.........   71,702,000     51,031,000
Provision for income taxes.......................   27,027,000     14,289,000
                                                  ------------   ------------
Net income....................................... $ 44,675,000   $ 36,742,000
                                                  ============   ============



                            See accompanying notes.

                           SABAN ENTERTAINMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                               COMMON STOCK               CUMULATIVE
                               -------------- CONTRIBUTED TRANSLATION   RETAINED
                               SHARES  AMOUNT   CAPITAL   ADJUSTMENT    EARNINGS       TOTAL
                               ------  ------ ----------- ----------- ------------  ------------
Balance at May 31, 1994....... 1,067    $--   $11,751,000  $(255,000) $ 41,757,000  $ 53,253,000
  Exchange gain on translation
   of foreign subsidiaries'
   financial statements.......   --      --           --     184,000           --        184,000
  Purchase of minority
   stockholder shares.........  (267)    --           --         --    (40,000,000)  (40,000,000)
  Net income..................   --      --           --         --     44,675,000    44,675,000
                               -----    ----  -----------  ---------  ------------  ------------
Balance at May 31, 1995.......   800     --    11,751,000    (71,000)   46,432,000    58,112,000
  Exchange gain on translation
   of foreign subsidiaries'
   financial statements.......   --      --           --     117,000           --        117,000
  Net income..................   --      --           --         --     36,742,000    36,742,000
                               -----    ----  -----------  ---------  ------------  ------------
Balance at October 31, 1995...   800    $--   $11,751,000  $  46,000  $ 83,174,000  $ 94,971,000
                               =====    ====  ===========  =========  ============  ============


                            See accompanying notes.

                           SABAN ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FIVE MONTHS
                                                                    ENDED
                                                   YEAR ENDED    OCTOBER 31,
                                                  MAY 31, 1995       1995
                                                  -------------  ------------
OPERATING ACTIVITIES
Net income....................................... $  44,675,000  $ 36,742,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Amortization of programming costs..............    84,109,000    32,651,000
  Depreciation...................................     1,296,000       571,000
  Cumulative translation adjustment..............       184,000       117,000
  Provision for doubtful accounts................     1,000,000
  Changes in operating assets and liabilities:
    Restricted cash..............................    (4,701,000)          --
    Accounts receivable..........................      (100,000)    7,181,000
    Amounts receivable from related parties......    (2,649,000)      (36,000)
    Additions to programming costs...............  (114,903,000)  (34,988,000)
    Other assets.................................    (1,752,000)    1,695,000
    Accounts payable.............................     2,610,000     1,999,000
    Accrued liabilities..........................    26,127,000    (6,195,000)
    Accrued residuals and participations.........    (2,663,000)      402,000
    Accrued interest to related parties..........    (2,359,000)          --
    Income taxes payable and deferred income
     taxes.......................................       153,000   (19,878,000)
    Deferred revenue.............................    47,991,000   (14,600,000)
                                                  -------------  ------------
Net cash (used in) provided by operating
 activities......................................    79,018,000     5,661,000
INVESTING ACTIVITIES
Purchase of property and equipment...............    (2,242,000)   (4,020,000)
                                                  -------------  ------------
Net cash used in investing activities............    (2,242,000)   (4,020,000)
FINANCING ACTIVITIES
Proceeds from bank borrowings....................     7,395,000    11,000,000
Payments on bank borrowings......................   (21,663,000)  (11,018,000)
Proceeds from related parties....................     1,000,000           --
Payments to related parties......................   (12,773,000)          --
Purchase of minority stockholder shares..........   (40,000,000)          --
                                                  -------------  ------------
Net cash provided by (used in) financing
 activities......................................   (66,041,000)      (18,000)
                                                  -------------  ------------
Increase in cash and cash equivalents............    10,735,000     1,623,000
Cash and cash equivalents at beginning of year...     3,849,000    14,584,000
                                                  -------------  ------------
Cash and cash equivalents at end of year......... $  14,584,000  $ 16,207,000
                                                  =============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest (net of amounts capitalized).......... $   3,280,000  $    347,000
                                                  =============  ============
  Income taxes................................... $  26,884,000  $ 34,156,000
                                                  =============  ============

                            See accompanying notes.

                           SABAN ENTERTAINMENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               OCTOBER 31, 1995

1. BASIS OF FINANCIAL STATEMENTS PRESENTATION AND ORGANIZATION

  Saban Entertainment, Inc. and its subsidiaries (collectively "Saban"), is a broad-based entertainment company specializing in the creation, production, acquisition, distribution, merchandising and licensing of animated and live-action children's programming in the worldwide entertainment marketplace.

  Saban is one of the largest independent suppliers of children's programming in the world and its library of children's television programming is one of the largest children's libraries in the world. Saban provides programming in all dayparts for network, first-run syndication and cable television for both domestic and international television. In the United States, Saban syndicates its programming under the Saban Kids Network name.

  In addition, Saban is involved in the creation and production of music and the acquisition of international distribution rights to telefilms and mini series. Saban's operations are conducted through offices in the United States, France, Switzerland, Germany, Italy and the United Kingdom.

  The accompanying consolidated financial statements include the accounts of Saban Entertainment, Inc. and subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

  Revenues from television, music and merchandising lease agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, are recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Amounts in excess of minimum guarantees under these lease agreements are recognized when earned. Amounts received in advance of recognition of revenue are recorded as deferred revenue. Barter revenues, representing the exchange of programming for advertising time on a television station, are recognized upon the airing of an advertisement during such advertising time and related programming costs are amortized in accordance with the individual film forecast method.

PROGRAMMING COSTS

  Programming costs, consisting of direct production costs, acquisition of story rights, costs to acquire distribution rights, allocable production overhead, interest and exploitation costs (which benefit future periods) are capitalized as incurred. The individual film forecast method is used to amortize programming costs in which Saban owns or controls distribution rights. Costs accumulated in the production of a program are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as programming cost inventories are amortized.

  Revenue estimates on a program-by-program basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Based on this review, if estimated future gross revenues from a program are not sufficient to recover the unamortized costs, the unamortized programming cost will be written down to net realizable value.

CONCENTRATION OF CREDIT RISKS

  Financial instruments which potentially subject Saban to concentration of credit risk consist principally of temporary cash investments and trade receivables. Saban places its temporary cash investments principally in a

                           SABAN ENTERTAINMENT, INC.

mutual fund which invests in government securities and therefore are subject to reduced risk. Saban has not incurred any losses relating to these investments.

  Saban leases its product to distributors and broadcasters throughout the world. Saban performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Generally, payment is received in full or in part prior to Saban's release of product to such distributors and broadcasters. At October 31, 1995, substantially all of Saban's trade receivables were from customers in the entertainment or broadcast industries. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment and broadcast industries consistently have been within management's expectations.

CASH AND CASH EQUIVALENTS

  For the purposes of balance sheet classification and the statement of cash flows, Saban considers all highly liquid investments that are both readily convertible into cash with original maturities when purchased of three months or less to be cash equivalents.

RESTRICTED CASH

  Restricted cash represents amounts held by financial institutions as collateral on outstanding debt.

FINANCIAL INSTRUMENTS

  Financial instruments are carried at historical cost which approximates fair value.

PROPERTY AND EQUIPMENT

  Property and equipment are carried at cost and depreciation is computed using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated useful lives of the improvement using the straight-line method.

FOREIGN CURRENCY TRANSLATION AND CUMULATIVE ADJUSTMENT

  Saban International N.V. ("SINV"), a wholly-owned subsidiary of Saban uses the U.S. dollar as the functional currency. Saban International Paris S.A.R.L. ("SIP"), Saban Entertainment Germany GmbH and Saban Merchandising and Licensing GmbH and Saban Entertainment (UK) Limited, all foreign subsidiaries of Saban, use local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates. Revenue and expenses have been translated into U.S. dollars based generally on the average rates prevailing during the period.

  Gains and losses arising from foreign currency transactions are included in determining net income for the period. The aggregate transaction gains for the years ended May 31, 1995, and for the five months ended October 31, 1995 were $577,000 and $135,000, respectively.

  The cumulative translation adjustment in stockholders' equity at May 31, 1994 and 1995, and at October 31, 1995, represents Saban's net unrealized exchange (losses) gains on the translation of foreign subsidiaries' financial statements.

INCOME TAXES

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes." Saban adopted the provisions of the new

                           SABAN ENTERTAINMENT, INC.

standard in its financial statements for the year ended May 31, 1994. As permitted by the FAS, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as of June 1, 1993, of adopting FAS 109 was not material to Saban's financial statements.

  Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and the tax returns and were measured at the tax rate in effect in the year the difference originated.

STOCK-BASED COMPENSATION

  Saban accounts for its stock compensation arrangements under the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues for program costs, as necessary, which may result in revised amortization of its program costs and may be significantly affected by the periodic adjustments in such amortization.

3. PROGRAMMING COSTS

  Programming costs, net of accumulated amortization, is comprised of the following:

                                                     MAY 31, 1995
                                       -----------------------------------------
                                                    ACCUMULATED  NET PROGRAMMING
                                           COST     AMORTIZATION      COSTS
                                       ------------ ------------ ---------------
Children's programming................ $203,765,000 $147,813,000  $ 55,952,000
Movies and mini-series................  101,656,000   76,211,000    25,445,000
Projects in production................   33,008,000          --     33,008,000
Development...........................    1,468,000          --      1,468,000
                                       ------------ ------------  ------------
                                       $339,897,000 $224,024,000  $115,873,000
                                       ============ ============  ============

                                                   OCTOBER 31, 1995
                                       -----------------------------------------
                                                    ACCUMULATED  NET PROGRAMMING
                                           COST     AMORTIZATION      COSTS
                                       ------------ ------------ ---------------
Children's programming................ $237,286,000 $177,232,000  $ 60,054,000
Movies and mini-series................  112,554,000   79,443,000    33,111,000
Projects in production................   24,177,000          --     24,177,000
Development...........................      868,000          --        868,000
                                       ------------ ------------  ------------
                                       $374,885,000 $256,675,000  $118,210,000
                                       ============ ============  ============

                           SABAN ENTERTAINMENT, INC.

  Based on Saban's estimate of future revenues, approximately 70% of unamortized released programming costs at October 31, 1995 will be amortized during the three years ending October 31, 1998. Interest in the amount of $304,000 and $32,000 was capitalized to programming costs during the years ended May 31, 1995 and for the five months ended October 31, 1995, respectively.

4. PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following:

                                                          MAY 31,   OCTOBER 31,
                                                            1995       1995
                                                         ---------- -----------
Studio equipment ....................................... $5,280,000 $ 5,832,000
Office furniture and fixtures...........................    907,000   1,505,000
Leasehold improvements..................................  1,095,000   3,965,000
Other...................................................     64,000      64,000
                                                         ---------- -----------
                                                          7,346,000  11,366,000
Less accumulated depreciation...........................  3,716,000   4,287,000
                                                         ---------- -----------
                                                         $3,630,000 $ 7,079,000
                                                         ========== ===========

5. DEBT

  Debt is comprised of the following:

                                                           MAY 31,   OCTOBER 31,
                                                             1995       1995
                                                          ---------- -----------
Imperial Bank; secured revolving line of credit;
 interest at prime rate (8.75% at October 31, 1995) plus
 .5% due monthly; maximum borrowings of $25,000,000
 (terminated on December 4, 1995).......................  $      --  $      --
DeNationale Investeringsbank N.V.; secured line of
 credit due
 July 31, 1997; interest at three month or six month
 LIBOR (5.94% and 5.88%, respectively, at October 31,
 1995) plus 0.4% paid quarterly; maximum borrowings of
 $5,000,000.............................................   5,000,000  5,000,000
Coficine; secured revolving credit facility due March
 28, 1996; interest at the bank's basis rate (8.1% at
 October 31, 1995) plus 1% paid quarterly; maximum
 borrowings of FF 7,200,000.............................     623,000    605,000
                                                          ---------- ----------
                                                          $5,623,000 $5,605,000
                                                          ========== ==========

  In July 1995, Saban and SINV separately entered into credit agreements with Imperial Bank ("Imperial"), as agent, and a group of lenders for secured revolving credit facilities ("Credit Facilities") aggregating $50 million maturing on July 31, 1998. Interest on the borrowings is at either the prime rate (8.75% at October 31, 1995) plus .5% or .25% depending on Saban's and SINV's tangible net worth or at three month or six month LIBOR (5.94% and 5.88%, respectively, at October 31, 1995) plus 2.25% or 2% depending on Saban's and SINV's tangible net worth. Interest is payable at the end of the interest period which is either one, three or six months. Saban and SINV are required to pay a quarterly commitment fee of .25% per annum of the average daily unused portion of the commitment. Saban and SINV also paid a loan fee amounting to .75% of the commitment. The combined amount available for borrowing under the Credit Facilities at any time is limited in accordance with a formula based upon the value of collateral in Saban's and SINV's borrowing bases. The borrowing bases include on and off balance sheet receivables and amounts attributable to the value of Saban's

                           SABAN ENTERTAINMENT, INC.

and SINV's film library. Saban's credit facility is secured by substantially all of the assets of Saban and its subsidiaries (excluding SINV and other foreign subsidiaries of Saban) and SINV's credit facility is secured by substantially all of the assets of Saban and its subsidiaries. The Credit Facilities restrict the payment of dividends. The Credit Facilities contain restrictive covenants regarding, among other things, additional indebtedness, payments and advances for product, the maintenance of certain financial ratios and restrictions on the disposition of assets. At October 31, 1995 Saban and SINV were in compliance or had obtained waivers for those covenants. At October 31, 1995 no amounts have been borrowed under the Credit Facilities.

  In June 1993, SINV entered into a credit agreement with Imperial as agent and DeNationale Investeringsbank N.V. (the "Bank Facility"). An additional bank, Banque Nationale de Paris was added to the Bank Facility in March 1994. SINV paid a quarterly commitment fee of .5% per annum of the average daily unused portion of the commitment. Substantially all of SINV's cash collections were paid into accounts controlled by Imperial and applied to repayment of borrowings under the Bank Facility. The restricted cash balance of $299,000 at May 31, 1994, represented cash held by Imperial and not yet transferred to Saban. The amount that SINV borrowed was based upon the value of collateral in the borrowing base which consists principally of accounts receivable. All borrowings were collateralized by substantially all of the assets of Saban. Further, Saban agreed to maintain, on a quarterly average basis, $1,000,000 in compensating balances at Imperial. The Bank Facility contained restrictive covenants regarding, among other things, additional indebtedness, payments and advances for product, the maintenance of certain financial ratios and restrictions on the disposition of assets. On December 4, 1995, the Bank Facility was replaced by the Credit Facilities and any outstanding obligation plus interest was paid.

  SIP has a revolving credit facility with Coficine bank which provides for borrowings against project receivables up to a maximum of FF 7,200,000 ($1,475,000 at October 31, 1995). In March 1996 the outstanding obligation plus interest was paid in full.

  In September 1994, SIP entered into a credit agreement with DeNationale Investeringsbank N.V. ("NIB"). The facility provides for maximum borrowings of $5,000,000. The facility is secured by a $5,000,000 deposit at NIB pledged by SINV. Such $5,000,000 deposit is included in restricted cash at October 31, 1995 and at May 31, 1995. In April 1996 the outstanding obligation plus interest was paid in full and SIP and NIB entered into a new agreement for a facility with similar terms, providing maximum borrowings of $8,000,000. The new facility is secured by an $8,000,000 deposit at NIB pledged by SINV.

6. RELATED PARTY TRANSACTIONS

  In March 1995, Saban purchased all of the outstanding shares of Saban held by a former minority stockholder.

  Receivables from stockholders and related parties consist of the following:

                                                            MAY 31   OCTOBER 31
                                                             1995       1995
                                                          ---------- ----------
Advances due from the Chairman and Chief Executive
 Officer of Saban ("Haim Saban"), or entities controlled
 by Haim Saban, interest at prime rate (8.75% at October
 31, 1995) plus 1% and due on demand....................  $2,649,000 $2,610,000
Advances to certain non-stockholder officers and
 directors of Saban ($885,000 at 5% and $337,000
 noninterest bearing with varying due dates)............   1,147,000  1,222,000
                                                          ---------- ----------
                                                          $3,796,000 $3,832,000
                                                          ========== ==========

                           SABAN ENTERTAINMENT, INC.

  An outside director of Saban acts as a legal consultant to Saban. Fees paid to this director were approximately $153,000 and $62,000 for the years ended May 31, 1995 and for the five months ended October 31, 1995, respectively.

  In September 1994, Saban entered into a music services agreement (the "Music Agreement") with Haim Saban. The Music Agreement remains in effect until August 31, 2001. Under the terms of the Music Agreement, all original theme music, underscore, cues and songs for use in all programming produced by Saban will be supplied through Haim Saban. Saban has been granted the non-exclusive, worldwide, perpetual license to (i) synchronize and perform compositions in theatrical motion pictures and (ii) synchronize composition in all other forms of programming and has the royalty-free right to use the compositions in articles of merchandise such as home video units, video games and interactive toys. All music publishing income earned in connection with such musical compositions is retained by Haim Saban. As of October 31, 1995, no amounts were owed to Haim Saban pursuant to the terms of the Music Agreement.

  Saban currently licenses and distributes its entertainment properties (e.g., motion pictures, television programs, merchandising and licensing rights) in Israel through Duveen Trading Ltd. ("Distributor"), a corporation owned wholly by Haim Saban's brother. The term of the agreement extends through December 31, 1997, subject to extension by Saban for an additional three years. Duveen Trading Ltd. is not obligated to make any payments to Saban under this agreement.

7. COMMITMENTS AND CONTINGENCIES

  Saban leased office space in Burbank, California, under a ten year lease which was terminated in December 1995, and a lease termination fee of $305,000 was paid. Saban also leases office space in New York City under a three year lease which is cancelable after the end of each year by payment of a termination fee. In addition, Saban leases office space in Paris, France, Cologne, Germany and London, England under nine year, five year and three year operating leases, respectively. The Paris, France lease provides for termination on February 28, 1999 and February 28, 2002, both upon six months advance written notice. The London, England lease provides for early termination upon six months advance written notice.

  In July 1995, Saban entered into a 10 year lease which commenced on April 1, 1996 for office space in Los Angeles, California. The lease contains two separate five-year extension options and provides for early termination at the end of the sixth and eighth years upon payment of a termination fee. The lease calls for monthly payments plus maintenance and property tax payments. Saban also has two leases for production facilities, one is a short-term lease in Los Angeles, California originally expiring in November 1995 and subsequently extended to March 1997, and the other is a two year lease in Valencia, California expiring in January 1997 and subject to two separate one-year extension options.

  Noncancelable future minimum payments for the remainder of the initial, noncancelable lease periods are as follows:

TWELVE MONTHS ENDED
    OCTOBER 31,
-------------------
     1996..........................................................  $ 2,449,000
     1997..........................................................    2,921,000
     1998..........................................................    1,838,000
     1999..........................................................    2,589,000
     2000..........................................................    3,157,000
     Thereafter....................................................   20,105,000
                                                                     -----------
                                                                     $33,059,000
                                                                     ===========

                           SABAN ENTERTAINMENT, INC.

  Rent expense for the years ended May 31, 1995 and for the five months ended October 31, 1995, net of amounts capitalized, was approximately $797,000 and $365,000, respectively.

  Saban is involved in various lawsuits, both as a plaintiff and defendant, in the ordinary course of its business. Based on an evaluation which included consultation with counsel concerning legal and factual issues involved, management is of the opinion that the foregoing claims and lawsuits will not have a material adverse effect on Saban's consolidated financial position.

  Saban has entered into employment agreements with certain key members of management including Haim Saban. Such agreements are for terms ranging from one to seven years and generally include bonus provisions. Future minimum payments under these agreements approximate $20,939,000 of which $5,184,000 is due for the twelve months ended October 31, 1996, $5,104,000 is due in the twelve months ended October 31, 1997, $4,434,000 is due in the twelve months ended October 31, 1998 and $6,216,000 is due thereafter.

  Effective June 1994, Saban issued to two employees and a consultant options to purchase an aggregate of 48.981 shares of common stock, 9.796 of which were exercisable at October 31, 1995. These options vest ratably over five years and are exercisable at $122,496 per share, which approximates the fair market value at the time of grant. No options have been exercised at October 31, 1995. With respect to termination for any reason, so long as the Company is not public, the Company will purchase from the employee and the employee will sell to the Company any and all option shares owned by the employee and the option granted to the employee for an amount equal to the fair market value of the option shares owned by the employee plus the fair market value of the option shares with respect to which the employee's option has vested but not exercised less the exercise price. Included in selling, general and administrative expenses is $11,000,000 and $2,400,000 for the year ended
May 31, 1995 and the five months ended October 31, 1995, respectively, and in accrued liabilities is $11,000,000 and $13,400,000 at May 31, 1995 and October 31, 1995, respectively, related to compensation recorded in connection with these options.

  As of October 31, 1995, 48.981 shares of common stock are reserved for future issuance related to options.

8. PROFIT SHARING PLAN

  Saban has a qualified tax deferred profit sharing plan (the "Plan") for all of its eligible employees. Under the Plan, employees become eligible on the first January 1 following such employees' completion of six months of service with Saban. Each participant is permitted to make voluntary contributions, not to exceed 15% of his or her respective compensation and the applicable statutory limitation, which are immediately 100% vested. Saban, at the discretion of the Board of Directors, may make matching contributions to the Plan. Related expense for the years ended May 31, 1995, and for the five months ended October 31, 1995 was approximately $40,000 and $10,000, respectively.

9. INCOME TAXES

  Effective June 1, 1993, Saban changed its method of accounting for income taxes from the deferred method to the liability method required by FAS 109, "Accounting for Income Taxes" (see Note 2 "Income Taxes"). As permitted under the new rules, prior years' financial statements have not been restated.

  The cumulative effect of adopting FAS 109 as of June 1, 1993, was not material to Saban's financial statements.

                           SABAN ENTERTAINMENT, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Saban's deferred tax liabilities and assets are as follows:

                                                      MAY 31,     OCTOBER 31,
                                                        1995          1995
                                                    ------------  ------------
Deferred tax liabilities:
Accounts receivable................................ $  3,181,000  $    563,000
Tax over book amortization.........................    6,052,000           --
State taxes........................................          --        203,000
                                                    ------------  ------------
Total deferred tax liabilities..................... $  9,233,000  $    766,000
Deferred tax assets:
State taxes........................................ $  1,511,000  $        --
Deferred revenue...................................   20,268,000    18,244,000
Accrued expenses and reserves......................   12,015,000     4,590,000
Tax over book amortization.........................          --      2,299,000
Other..............................................    1,679,000     1,053,000
                                                    ------------  ------------
Total deferred tax assets..........................   35,473,000    26,186,000
Valuation allowance for deferred tax assets........          --            --
                                                    ------------  ------------
Net deferred tax assets............................   35,473,000    26,186,000
                                                    ------------  ------------
Net deferred tax liabilities (assets).............. $(26,240,000) $(25,420,000)
                                                    ============  ============

  For financial reporting purposes, income before income taxes includes the following components:

                                                                  FIVE MONTHS
                                                     YEAR ENDED      ENDED
                                                      MAY 31,     OCTOBER 31,
                                                        1995          1995
                                                    ------------  ------------
Pretax income:
  United States.................................... $ 56,193,000  $ 33,872,000
  Foreign..........................................   15,509,000    17,159,000
                                                    ------------  ------------
                                                    $ 71,702,000  $ 51,031,000
                                                    ============  ============

  Significant components of the provision for income taxes are as follows:

                                                  YEAR ENDED   FIVE MONTHS ENDED
                                                   MAY 31,        OCTOBER 31,
                                                     1995            1995
                                                 ------------  -----------------
Current:
  Federal....................................... $ 47,213,000     $11,514,000
  State.........................................    8,777,000       2,802,000
  Foreign.......................................    1,539,000         489,000
                                                 ------------     -----------
                                                   57,529,000      14,805,000
Deferred:
  Federal....................................... $(25,776,000)    $  (301,000)
  State.........................................   (4,726,000)       (215,000)
  Foreign.......................................          --              --
                                                 ------------     -----------
                                                  (30,502,000)       (516,000)
                                                 ------------     -----------
                                                 $ 27,027,000     $14,289,000
                                                 ============     ===========

                           SABAN ENTERTAINMENT, INC.

  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is:

                                                   YEAR ENDED  FIVE MONTHS ENDED
                                                  MAY 31, 1995 OCTOBER 31, 1995
                                                  ------------ -----------------
Tax at U.S. statutory rates.....................       35%             35%
State taxes, net of federal benefit.............        6               5
Foreign subsidiary's income not subject to state
 or federal tax.................................       (7)            (13)
Foreign taxes...................................        2               1
Other...........................................        2               0
                                                      ---             ---
                                                       38%             28%
                                                      ===             ===

  Undistributed earnings of Saban's foreign subsidiaries amounted to approximately $61,000,000 at October 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, Saban would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

10. SIGNIFICANT CUSTOMERS AND PROPERTIES AND GEOGRAPHICAL INFORMATION

  Saban operates in one business segment which is the acquisition, production and worldwide distribution and leasing of entertainment properties. For the year ended May 31, 1995, Saban earned revenues from one significant customer of $26,308,000 (11%). For the five months ended October 31, 1995, Saban earned revenues from one significant customer of approximately $33,332,000 (32%). For the year ended May 31 1995, and for the five months ended October 31, 1995, Saban earned revenues from one significant property (Power Rangers) of $174,389,000 (72%) and $68,975,000 (66%), respectively.

  Geographic information concerning Saban's operations is as follows:

                                                                   FIVE MONTHS
                                                                       ENDED
                                                       YEAR ENDED  OCTOBER 31,
                                                      MAY 31, 1995     1995
                                                      ------------ ------------
Revenues:
  Domestic........................................... $172,239,000 $ 61,671,000
  International, principally Europe(/2/).............   70,229,000   43,459,000
                                                      ------------ ------------
Total................................................  242,468,000  105,130,000
Operating profit:(/1/)
  Domestic...........................................   97,433,000   42,128,000
  International, principally Europe(/2/).............   27,478,000   20,980,000
                                                      ------------ ------------
Total................................................  124,911,000   63,108,000
Selling, general and administrative expenses.........   51,894,000   11,538,000
Interest expense.....................................    1,315,000      539,000
                                                      ------------ ------------
Income before provision for income taxes............. $ 71,702,000 $ 51,031,000
                                                      ============ ============
Identifiable assets:
  Domestic........................................... $ 89,772,000 $ 82,145,000
  International, principally Europe(/2/).............  128,425,000  125,334,000
                                                      ------------ ------------
Total................................................ $218,197,000 $207,479,000
                                                      ============ ============

--------
(1) For purposes of this presentation, operating profit is total revenues less amortization of programming costs, residuals and profit participations.
(2) International amounts relate principally to Western Europe in connection with the Company's subsidiary, SINV, a Netherlands Antilles company with offices in Switzerland.

                           SABAN ENTERTAINMENT, INC.

11. SUBSEQUENT EVENTS

  On April 16, 1996, Saban acquired the stock of Creativite & Developpement SA ("C&D"), a leading Paris-based producer of family entertainment for $2,869,000, payable $1,721,000 upon closing (April 16, 1996) and $1,148,000 payable on April 16, 1997 and is secured by a letter of credit. Saban accounted for the acquisition as a purchase. No goodwill was recorded as the purchase price was allocated to the respective assets and liabilities. The acquisition included the international distribution rights to over 400 half-hour episodes of children's programming.

  In December 1995, Saban purchased from Vesical Limited ("Vesical") its interest and rights to certain television programming and certain account receivable balances for $12,000,000, payable $7,200,000 upon closing (April 18, 1996) and $4,800,000 payable on April 18, 1997 and is secured by a letter of credit. Saban allocated the purchase price between the account receivable balances and the television programming rights based upon the respective assets fair market values using a discounted cash flow analysis.

THE REORGANIZATION

  Fox Kids Worldwide, Inc. was incorporated in August 1996 to act as a holding company of FCN Holding, Saban and the LLC. Between August 1996 and August 1997, it conducted no business or operations. On August 1, 1997, in connection with Fox Kids Worldwide, Inc.'s acquisition of a controlling interest in International Family Entertainment, Inc., (i) Fox Broadcasting Sub, Inc., a wholly owned indirect subsidiary of Fox Broadcasting, exchanged its capital stock in FCN Holding, which indirectly owned the Fox Children's Network, Inc. ("FCN"), for 7,920,000 shares of Class B Common Stock of Fox Kids Worldwide, Inc., (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of Fox Kids Worldwide, Inc., (iii) Haim Saban and the other stockholders of Saban exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of Fox Kids Worldwide, Inc. and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of Fox Kids Worldwide, Inc. In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for a new approximately $108.6 million subordinated note from Fox Kids Worldwide, Inc. (which also included approximately $8.6 million of intercompany indebtedness). As a result of these transactions, FCN Holding, FCN, Saban and the LLC became direct or indirect wholly owned subsidiaries of Fox Kids Worldwide, Inc.

OTHER RELATED PARTY TRANSACTIONS

  From time to time, Saban has loaned and advanced funds to Haim Saban. In connection with the formation of the LLC and as inducement to Haim Saban to enter into certain documentation in connection with the formation of the LLC, on December 22, 1995, Saban forgave in full the loan plus accrued interest owing from Haim Saban in the amount of approximately $2,700,000. In connection with Haim Saban's employment agreement, dated December 22, 1995, with the LLC, the LLC agreed to reimburse Haim Saban for all out-of-pocket costs and expenses for domestic and international travel, including private air charter which may include aircraft owned directly or indirectly by Haim Saban.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of and for the year ended June 30, 1998 included in this Report on Form 10-K and have issued our report thereon dated September 15, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.

                                          Arthur Andersen LLP

Los Angeles, California
September 15, 1998

         SCHEDULE 1--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)
                                 (PARENT ONLY)

                                 BALANCE SHEET
                              AS OF JUNE 30, 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS:
Cash and cash equivalents.......................................... $    6,939
Investments in subsidiaries........................................  1,454,652
Property and equipment, at cost, net...............................        711
Other assets, net..................................................     27,840
                                                                    ----------
  Total assets..................................................... $1,490,142
                                                                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Accrued liabilities................................................ $   11,036
NAHI Bridge Note...................................................    107,631
Fox Subordinated Note..............................................    119,448
Senior Notes.......................................................    475,000
Senior Discount Notes, net of unamortized discount of $217,038.....    401,631
                                                                    ----------
  Total liabilities................................................  1,114,746

COMMITMENTS AND CONTINGENCIES

Series A Mandatorily Redeemable Preferred Stock $0.001 par value;
 500,000 shares authorized; 345,000 shares issued and outstanding
 ($1,000 per share liquidation value)..............................    345,000
                                                                    ----------
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 19,500,000 shares authorized;
 no shares issued and outstanding..................................        --
Class A Common Stock, $0.001 par value; 16,000,000 shares autho-
 rized, 160,000 shares issued and outstanding......................        --
Class B Common Stock, $0.001 par value; 16,000,000 shares autho-
 rized, 16,000,000 shares issued and outstanding...................         16
Contributed capital................................................     60,731
Cumulative translation adjustment..................................     (1,201)
Retained deficit...................................................    (29,150)
                                                                    ----------
  Total stockholders' equity.......................................     30,396
                                                                    ----------
  Total liabilities and stockholder's equity....................... $1,490,142
                                                                    ==========


                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)
                                 (PARENT ONLY)

                            STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

Revenues:
  Equity in income of subsidiaries................................... $  86,382
  Other..............................................................       861
                                                                      ---------
    Total revenue....................................................    87,243
Costs and expenses:
  Selling, general and administrative................................     8,627
  Interest expense...................................................    99,943
                                                                      ---------
Loss before provision for income taxes...............................   (21,327)
Provision for income taxes...........................................     3,446
                                                                      ---------
Net loss............................................................. ($24,773)
                                                                      =========




                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)
                                 (PARENT ONLY)

                            STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

OPERATING ACTIVITIES:
Net loss.......................................................... $   (24,773)
Adjustments to reconcile net loss to net cash used by operating activities:
from operating activities:
  Equity gains on investments, net................................     (86,382)
  Amortization of debt issuance costs.............................       2,453
  Depreciation expense............................................         157
  Non-cash interest expense.......................................      50,410
  Cumulative translation adjustment...............................        (398)
  Increase in other assets........................................     (30,293)
  Increase in accrued liabilities.................................      11,036
                                                                   -----------
    Net cash used in operating activities.........................     (77,790)
                                                                   -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment..............................         868
  Acquisition of International Family Entertainment, Inc..........  (1,370,076)
  Cash acquired in acquisition....................................      19,296
                                                                   -----------
    Net cash used in investing activities.........................  (1,349,912)
                                                                   -----------
FINANCING ACTIVITIES:
  Proceeds from NAHI Bridge Loan..................................     345,514
  Paydown of NAHI Bridge Loan.....................................    (250,886)
  Issuance of Senior Notes........................................     475,000
  Issuance of Senior Discount Notes...............................     375,001
  Issuance of Common Stock........................................          10
  Dividends on Preferred Stock....................................     (28,412)
  Net intercompany advances.......................................     518,414
                                                                   -----------
    Net cash provided by financing activities.....................   1,434,641
                                                                   -----------
Increase in cash and cash equivalents.............................       6,939
Cash and cash equivalents, beginning of year......................         --
                                                                   -----------
Cash and cash equivalents, end of year............................ $     6,939
                                                                   ===========
SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTMENT ACTIVITIES (IN
 THOUSANDS):
  The Company issued a subordinated note to Fox Broadcasting
   ("Fox") in the amount of $108,672 in exchange for Fox's $50,000
   Preferred Class A Members Interest in the LLC, its $50,000
   contingent note receivable and certain other Company
   obligations.
  Preferred Stock in the amount of $345,000 was issued in
   connection with the acquisition of International Family
   Entertainment, Inc.

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX KIDS WORLDWIDE, INC.)

                   NOTES TO PARENT ONLY FINANCIAL STATEMENTS

                                 JUNE 30, 1998

1.BASIS OF PRESENTATION

  The accompanying financial statements include the accounts of Fox Family Worldwide, Inc. (formerly Fox Kids Worldwide, Inc., "the Company") presented on a separate company (parent only) basis. The Company is a Delaware corporation formed in August, 1996 as a holding company. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997 the Company underwent a Reorganization in connection with its acquisition of International Family Entertainment, Inc. This Reorganization is more fully explained in Note 1 to the Financial Statements.

2.DEBT

  Information relating to the NAHI Bridge Loan, Fox Subordinated Note, Senior Notes and Senior Discount Notes is contained in Note 6 to the Financial Statements. Payments of principal in future periods are all due subsequent to June 30, 2003. The Company is a guarantor under the Amended Credit Facility, as described in Note 6 to the Financial Statements.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                                       -------------------
                            BALANCE AT CHARGED TO CHARGED              BALANCE
                            BEGINNING  COSTS AND  TO OTHER            AT END OF
       DESCRIPTION          OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS  PERIOD
       -----------          ---------- ---------- -------- ---------- ---------
                                              (IN THOUSANDS)
FOX FAMILY WORLDWIDE, INC.
(FORMERLY FOX KIDS WORLD-
 WIDE, INC.)
Eight months ended June
 30, 1996
  Allowance for doubtful
   accounts...............    $1,865     $ --      $ --      $(175)    $1,690
FY ended June 30, 1997
  Allowance for doubtful
   accounts...............     1,690       200       --       (480)     1,410
FY ended June 30, 1998
  Allowance for doubtful
   accounts...............     1,410       (27)      211       --       1,594
FCN HOLDING, INC.
FY ended July 3, 1994
  Allowance for doubtful
   accounts...............       --        --        --        --         --
FY ended July 2, 1995
  Allowance for doubtful
   accounts...............       --        480       --        --         480
Four months ended October
 29, 1995
  Allowance for doubtful
   accounts...............       480       --        --        --         480
SABAN ENTERTAINMENT, INC.
FY ended May 1994
  Allowance for doubtful
   accounts...............       385       --        --        --         385
FY ended May 1995
  Allowance for doubtful
   accounts...............       385     1,000       --        --       1,385
Five months ended October
 1995
  Allowance for doubtful
   accounts...............     1,385       --        --        --       1,385