Form 10-K405/A
period 1998-06-30
FOX FAMILY WORLDWIDE INC
filed 1998-10-06
CIK 1023186

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(MARK ONE)

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

                                          FOX FAMILY WORLDWIDE, INC.

                                          By:       /s/ Mel Woods
Dated:  October 5, 1998                      __________________________________
                                                         Mel Woods
                                                 President, Chief Operating
                                                           Officer
                                                and Chief Financial Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

              SIGNATURE                           TITLE                  DATE
              ---------                           -----                  ----
            /s/ Haim Saban            Chairman of the Board and     October 5, 1998
 ____________________________________  Chief Executive Officer
              Haim Saban               (Principal
                                       Executive Officer)

            /s/ Mel Woods             President, Chief Operating    October 5, 1998
 ____________________________________  Officer, Chief Financial
              Mel Woods                Officer and Director
                                       (Principal Financial
                                       Officer)

           /s/ Mark Ittner            Chief Accounting Officer      October 5, 1998
 ____________________________________  (Principal Accounting
             Mark Ittner               Officer)

            /s/ Shuki Levy            Director                      October 5, 1998
 ____________________________________
              Shuki Levy

        /s/ Lawrence Jacobson         Director                      October 5, 1998
 ____________________________________
          Lawrence Jacobson