Form 10-Q
period 1998-09-30
FOX FAMILY WORLDWIDE INC
filed 1998-11-16
CIK 1023186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

                    YES [X]                   NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 1998, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FOX FAMILY WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                                September 30,
                                                                                         June 30,                   1998
                                                                                           1998                  (unaudited)
                                                                                        ----------               ----------
                                                                                                  (In thousands)
Assets:
Cash and cash equivalents.....................................................          $   82,313               $   94,438
Restricted cash...............................................................               8,000                    8,000
Accounts receivable, net......................................................             132,053                  142,132
Amounts receivable from related parties.......................................              58,043                   69,375
Programming costs, net........................................................             453,608                  498,450
Property and equipment, net...................................................              60,805                   63,020
Deferred income taxes.........................................................              39,779                   39,779
Intangible assets, net........................................................           1,594,286                1,584,066
Other assets, net.............................................................              87,137                   75,727
                                                                                        ----------               ----------
 Total assets.................................................................          $2,516,024               $2,574,987
                                                                                        ==========               ==========

Liabilities and stockholders' equity:
Accounts payable..............................................................          $   37,668               $   37,599
Accrued liabilities...........................................................             194,353                  239,482
Deferred revenue..............................................................              74,518                   80,184
Accrued residuals and participations..........................................              52,601                   56,281
Income taxes payable..........................................................              10,326                   26,416
Deferred income taxes.........................................................              21,698                   21,698
Bank and other debt...........................................................           1,746,510                1,757,801
Amounts payable to related parties............................................               2,954                    6,169
                                                                                        ----------               ----------
 Total liabilities............................................................           2,140,628                2,225,630
Commitments and contingencies
Series A Mandatorily Redeemable Preferred Stock, $0.001 par value;
 500,000 shares authorized; 345,000 shares issued and outstanding
 ($1,000 per share liquidation value).........................................             345,000                  345,000
Stockholders' equity:
   Preferred Stock, $0.001 par value; 19,500,000 shares authorized; no shares
    Issued or outstanding.....................................................                  --                       --
   Class A Common Stock, $0.001 par value; 16,000,000 shares
    Authorized, 160,000 shares issued and outstanding.........................                  --                       --
   Class B Common Stock, $0.001 par value; 16,000,000 shares
    Authorized, 15,840,000 shares issued and outstanding......................                  16                       16
   Contributed capital........................................................              60,731                   60,731
   Accumulated comprehensive loss.............................................              (1,201)                  (1,618)
   Deficit....................................................................             (29,150)                 (54,772)
                                                                                        ----------               ----------
   Total stockholders' equity.................................................              30,396                    4,357
                                                                                        ----------               ----------
 Total liabilities and stockholders' equity...................................          $2,516,024               $2,574,987
                                                                                        ==========               ==========


                             See accompanying notes

                          FOX FAMILY WORLDWIDE, INC.,

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                     1997                     1998
                                                                                   ---------                --------
                                                                                            (In thousands)
Revenues.....................................................                      $122,946                 $183,588
Costs and expenses:
  Production and programming.................................                        68,441                  106,883
  Selling, general and administrative........................                        25,195                   38,378
  Depreciation...............................................                         2,049                    2,182
  Amortization of intangible assets..........................                         6,969                   10,220
                                                                                   ---------                --------
Operating income.............................................                        20,292                   25,925
Equity in loss of unconsolidated affiliate...................                         1,184                    1,721
Other (income) expense, net..................................                           282                     (108)
Interest expense.............................................                        18,814                   41,730
                                                                                   ---------                --------
Income (loss) before provision for income
  taxes......................................................                            12                  (17,418)
Provision for income taxes...................................                         1,187                      378
                                                                                   ---------                --------
Net loss.....................................................                      $ (1,175)                $(17,796)
                                                                                   ========                 ========



                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)

                                                                                                  1997             1998
                                                                                              -----------       ---------
                                                                                                    (In thousands)
OPERATING ACTIVITIES
Net loss...................................................................................   $    (1,175)      $ (17,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Amortization of programming costs.......................................................        57,633          96,120
   Depreciation and amortization...........................................................         2,049           2,182
   Amortization of intangible assets.......................................................         6,969          10,220
   Cumulative translation adjustment.......................................................           (74)           (417)
   Equity in loss of unconsolidated affiliate..............................................         1,184           1,722
   Non-cash interest expense...............................................................            --          15,972
   Changes in operating assets and liabilities:
       Accounts receivable.................................................................        (6,026)        (10,079)
       Amounts receivable from related parties.............................................        (1,311)        (11,332)
       Other assets........................................................................        (9,370)         10,494
       Accounts payable and accrued liabilities............................................        13,757           3,026
       Accrued residuals and participations................................................          (733)          3,680
       Income taxes payable and deferred income taxes......................................           397          16,090
       Deferred revenue....................................................................       (12,666)          5,666
                                                                                              -----------       ---------
Net cash provided by operating activities..................................................        50,634         125,548
INVESTING ACTIVITIES
Purchase of property and equipment.........................................................        (1,156)         (5,179)
Additions to programming costs.............................................................       (68,516)        (98,045)
Acquisition of International Family Entertainment, Inc.....................................    (1,370,076)             --
Sale of marketable securities..............................................................        55,679              --
Cash acquired in acquisitions..............................................................        19,241              --
Other......................................................................................       (35,916)           (907)
                                                                                              -----------       ---------
Net cash used in investing activities......................................................    (1,400,744)       (104,131)
FINANCING ACTIVITIES
Proceeds from bank borrowings..............................................................     1,281,654             610
Payments on bank borrowings................................................................      (205,491)         (5,291)
Dividends on Preferred Stock...............................................................        (5,189)         (7,826)
Proceeds from NAHI Bridge Loan.............................................................       345,514              --
Issuance of common stock...................................................................            10              --
Advances from related parties..............................................................         5,002           3,215
                                                                                              -----------       ---------
Net cash provided by (used in) financing activities........................................     1,421,500          (9,292)
                                                                                              -----------       ---------
Increase in cash and cash equivalents......................................................        71,390          12,125
Cash and cash equivalents at beginning of period...........................................        28,877          82,313
                                                                                              -----------       ---------
                                                                                              $   100,267       $  94,438
                                                                                              ===========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for: (in thousands)
  Interest (net of amounts capitalized)....................................................   $     7,070       $   11,018
  Income taxes.............................................................................   $       385       $      794

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)


Note 1--Preparation of Consolidated Financial Statements

    The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

    These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.


Note 2--Acquisition of International Family Entertainment, Inc.

    In September 1997, the Company completed the acquisition of International Family Entertainment, Inc. ("IFE"). The following unaudited pro forma information for the three months ended September 30, 1997 reflects the results of the Company's consolidated operations as if the acquisition occurred at the beginning of the period presented. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have been reported had the acquisition occurred at the beginning of each period presented (in thousands).


                                                                                              Three Months Ended
                                                                                                  September 30,
                                                                                                       1997
                                                                                          ----------------------------
Revenues..........................................................................                   $ 147,431
Operating income..................................................................                      24,617
Net loss..........................................................................                   $ (13,243)

Note 3--Programming Costs

    Programming costs, less accumulated amortization, are comprised of the following:

                                                                              JUNE 30, 1998
                                                          ----------------------------------------------------
                                                                              (in thousands)
                                                                                               PROGRAMMING
                                                                                               COSTS, LESS
                                                                              ACCUMULATED      ACCUMULATED
                                                                COST         AMORTIZATION     AMORTIZATION
                                                             ----------      ------------     ------------
Children's programming.............................          $1,081,397       $  900,785        $180,612
Family programming, movies and mini-series.........             413,507          214,006         199,501
Projects in production.............................              67,070               --          67,070
Development........................................               6,425               --           6,425
                                                             ----------       ----------        --------
                                                             $1,568,399       $1,114,791        $453,608
                                                             ==========       ==========        ========

                                                                         SEPTEMBER 30, 1998
                                                          ----------------------------------------------------
                                                                           (in thousands)
                                                                                               PROGRAMMING
                                                                                               COSTS, LESS
                                                                              ACCUMULATED      ACCUMULATED
                                                                COST         AMORTIZATION     AMORTIZATION
                                                             ----------      ------------     ------------
Children's programming.............................          $1,110,442       $  950,437        $160,005
Family programming, movies and mini-series.........             487,415          260,474         226,941
Projects in production.............................             105,010               --         105,010
Development........................................               6,494               --           6,494
                                                             ----------       ----------        --------
                                                             $1,709,361       $1,210,911        $498,450
                                                             ==========       ==========        ========

Interest amounting to $812,000 and $346,000 was capitalized to programming costs for the three months ended September 30, 1998 and 1997, respectively.


Note 4--Comprehensive Income/(Loss)

    In the current quarter, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) for the three months ended September 30, 1998 and 1997 are as follows (in thousands):

                                                                Three Months Ended September 30,
                                                                        1997       1998
                                                               ---------------------------------
Foreign currency translation adjustment                               $   (74)    $   (417)
Net loss                                                               (1,175)     (17,796)
                                                                      -------     --------
Comprehensive income (loss)                                           $(1,249)    $(18,213)
                                                                      =======     ========

Accumulated other comprehensive income (loss) at September 30, 1997 consisted of foreign currency translation adjustments of $(877,000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the Fox Family Channel; (c) the impact of competition; and (d) the expansion of the Company's international channels and certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

    RESULTS OF OPERATIONS

    For the three-month period ended September 30, 1998, revenues increased 49.4% to $183.6 million as compared to $122.9 million for the same three-month period of the prior year. On a pro forma basis, giving effect to the International Family Entertainment Inc. ("IFE") acquisition as if it had occurred on July 1, 1997, revenues increased $36.2 million or 24.6%. The increase in revenues for the quarter results from a number of factors, including the results of one additional month of operations for the Fox Family Channel (the Company acquired a controlling interest in IFE on August 1, 1997, and consequently, only two months were included for the Fox Family Channel for the quarter ended September 30, 1997), increased domestic television sales of library product and increased revenues from home video distribution. These increases were offset, in part, by a decrease in foreign syndicated television revenues. Domestic television revenues and direct to video revenues increased approximately $39.5 million, principally resulting from the licensing of library product and revenues from two direct-to-video releases (there were no comparable revenues from home video sales during the first quarter of the prior year). The market for direct-to-video features is currently quite competitive, primarily due to an abundance of product in the marketplace.

    On August 15, 1998, the Fox Family Channel was relaunched to the cable households of America with new programming and a new schedule, including children's programming from 7:00 a.m. until 6:00 p.m. daily, followed by evening and late-night programming for the entire family. The Company utilizes its library product along with other third party programming during the daytime children's block. Prime time programming, on the other hand, consists principally of original series, specials, and movies produced and licensed for the Fox Family Channel. The process of repositioning a channel is challenging and takes time to accomplish. Since the August 15, 1998 relaunch, overall ratings compared to last year are lower. However, the Company introduced various programming changes in October which have had a positive impact on ratings and have improved important demographics. The Company continues to pursue its long-term objective of attracting a broader audience with improved advertiser demographics.

    Production and programming costs for the three-month period ended September 30, 1998 increased 56.3% to $106.9 million as compared to $68.4 million for the same three-month period of the prior year. These increased programming costs are attributable principally to the inclusion of operations of IFE for three months versus two months in the prior year, and by amortization of product and programming costs associated with the increased television and home video revenues described above. Production and programming costs as a percentage of total revenues increased to 58.2% for the three-month period ended September 30, 1998 from 55.7% for the first quarter of the prior year, due principally to increased amortization of production and programming costs as a percentage of revenues on the Company's home video releases.

    Selling, general and administrative expenses increased 52.4% to $38.4 million for the three-month period ended September 30, 1998, from $25.2 million for the same three-months of the prior year. This increase is due principally to various one-time costs incurred in connection with the launch of the new Fox Family Channel and from the inclusion of three months of activity at IFE as compared to two months in the prior year.

    Amortization of intangible assets for the three-month period ended September 30, 1998 results from the acquisition of IFE. These intangible assets are being amortized over 40 years. The increase results from three months of IFE activity for the three-month period ended September 30, 1998 as compared to two months of activity for the three-months ended September 30, 1997.

    The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV 10, a cable network based in The Netherlands. The Company acquired its initial interest in TV10 in March 1997. The Company is currently in negotiations to sell 50% of its interest in TV10.

    Interest expense increased by $22.9 million for the three-month period ended September 30, 1998, as compared to the same period in 1997. The increase is principally due to interest on the debt incurred in connection with the acquisition of IFE.

    The Company's provision for income taxes for the three-month period ended September 30, 1998 reflects foreign withholding taxes.

    Due primarily to the amount of interest expense and amortization of intangible assets, the Company does not expect to report net income for fiscal 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    In September 1997, the Company completed the acquisition of IFE (the "IFE Acquisition"). The total consideration for the IFE Acquisition was approximately $1.9 billion, including assumption of debt, and was financed by
(i) the borrowing of $1.25 billion under a credit facility (the "Old Credit Facility"), (ii) the issuance of approximately $345 million of Series A Preferred Stock to Liberty IFE, Inc. ("Liberty IFE") and (iii) the issuance of a note to News America Incorporated in the amount of $345.5 million (the "NAHI Bridge Note"). In October 1997, the Company completed an offering (the "Offering") of 9 1/4% Senior Notes due 2007 and 10 1/4% Senior Discount Notes due 2007 (collectively, the "Company Notes"), generating net proceeds to the Company of approximately $830 million. Of the net proceeds from the Offering, $215 million was used to repay a portion of the NAHI Bridge Note and the balance of $615 million was used to repay indebtedness under the Company's Old Credit Facility. Approximately $110.5 million (including accreted interest) was outstanding under the NAHI Bridge Note at September 30, 1998; however, no payments are due under the NAHI Bridge Note until March 2008.

    In October 1997, as part of the Offering, the Company amended the Old Credit Facility to the Amended Credit Facility which includes a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest, through November 30, 1998, at the Company's option at a rate per annum equal to either LIBOR plus a 1.5% interest rate margin or a base rate plus a .5% interest rate margin. As of September 30, 1998, $75 million was available under the Amended Credit Facility for additional borrowings.

    As a result of the IFE Acquisition and the financing transactions described above, the Company's principal liquidity requirements arise from interest and dividend payments. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements.

    Net cash provided by operating activities of the Company for the three months ended September 30, 1998 was $125.5 million as compared to $50.6 million for the three months ended September 30, 1997, reflecting the acquisition of IFE described above. Three months of activity of IFE were included for the three months ended September 30, 1998 as compared to two months of activity for the three months ended September 30, 1997.

    Net cash used in investing activities of the Company during the three months ended September 30, 1998 and 1997 was $104.1 million and $1.401 billion, respectively. The net cash flow used in investing activities for the three months ended September 30, 1998 primarily related to additions to programming costs. The Company's net cash flow used in investing activities for the three months ended September 30, 1997 primarily related to the IFE Acquisition as described above and additions to programming costs.

    Net cash provided by (used in) financing activities of the Company during the three months ended September 30, 1998 and 1997 was ($9.3) million and $1.422 billion, respectively. The financing activities for the three months ended September 30, 1998 related to payments of dividends and paydown of bank borrowings while the financing activities for the three months ended September 30, 1997 related to bank and other borrowings in connection with the IFE Acquisition.

    The Company's total unrestricted cash balances at September 30, 1998 were $94.4 million.

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

    The Company's Year 2000 compliance project is divided into two areas: information technology and non-information technology. The Company began its Year 2000 information technology project in June 1997 and has completed its assessment of the significant software applications and equipment used in the Company's operations. The Company is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects that this phase of its Year 2000 project will be completed by the end of the calendar year. The Company is also in the process of testing and implementing both software and hardware changes where required. The Company expects that this phase of the project will continue through the end of the first quarter of 1999.

    With respect to the Company's Year 2000 project for non-information technology, the Company has identified two areas which require attention: engineering and operations. The Company has begun the assessment phase of the engineering project and is in the initial stages of the assessment phase of the operations project. The Company is currently in final negotiations with a consulting firm which will be engaged to review all phases completed to date, to assist the Company with testing and to help the Company build its contingency plan. With the assistance of the consultant, the Company expects that all phases of its information technology and non-information technology project will be completed by the end of the first calendar quarter of 1999.

    Upon engagement by the Company of its consultant, the Company will begin the process of contacting its key vendors and customers to determine if there are any significant Year 2000 exposures which would have a material effect on the Company. However, if the Company, its customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant Year 2000 problems in a timely manner.

    The Year 2000 project cost has not been material to date and, based on preliminary information, is not currently anticipated to have a material adverse effect on the Company's financial condition, results of operations or cash flow in future periods.

    Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading "Factors That Could Impact Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third party liability.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits:
            --------

            27.1  Financial Data Schedule.

    (b)     Reports on Form 8-K:
            -------------------

            None.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FOX FAMILY WORLDWIDE, INC.



Date: November 13, 1998              /s/ Mel Woods
                                     -------------
                                     Mel Woods
                                     President, Chief Operating Officer and
                                     Chief Financial Officer

                                 EXHIBIT INDEX


ITEM        EXHIBIT                                                 PAGE
----        -------                                                 ----
27.1        Financial Data Schedule
