Form 10-Q
period 1998-12-31
FOX FAMILY WORLDWIDE INC
filed 1999-02-12
CIK 1023186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 1998

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

                    YES [X]                   NO [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 1999, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FOX FAMILY WORLDWIDE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        June 30,       December 31,
                                                                                          1998            1998
                                                                                       (audited)       (unaudited)
                                                                                      -----------     --------------
                                                                                             (In thousands)
Assets:
Cash and cash equivalents.....................................................         $   82,313      $   46,702
Restricted cash...............................................................              8,000           8,000
Accounts receivable, net......................................................            132,053         157,459
Amounts receivable from related parties.......................................             58,043          64,449
Programming costs, net........................................................            453,608         500,430
Property and equipment, net...................................................             60,805          61,709
Deferred income taxes.........................................................             39,779          39,779
Intangible assets, net........................................................          1,594,286       1,573,846
Other assets, net.............................................................             87,137          74,533
                                                                                       ----------      ----------
 Total assets.................................................................         $2,516,024      $2,526,907
                                                                                       ==========      ==========
Liabilities and stockholders' equity:
Accounts payable..............................................................         $   37,668      $   48,734
Accrued liabilities...........................................................            194,353         214,875
Deferred revenue..............................................................             74,518          60,365
Accrued residuals and participations..........................................             52,601          41,822
Income taxes payable..........................................................             10,326          26,416
Deferred income taxes.........................................................             21,698          22,020
Bank and other debt...........................................................          1,746,510       1,768,821
Amounts payable to related parties............................................              2,954           8,950
                                                                                       ----------      ----------
 Total liabilities............................................................          2,140,628       2,192,003
                                                                                       ----------      ----------

Commitments and contingencies
Series A Mandatorily Redeemable Preferred Stock, $0.001 par value;
 500,000 shares authorized; 345,000 shares issued and outstanding
 ($1,000 per share liquidation value).........................................            345,000         345,000
Stockholders' equity:
   Preferred Stock, $0.001 par value; 19,500,000 shares authorized, no shares
    issued or outstanding.....................................................                 --              --
   Class A Common Stock, $0.001 par value; 16,000,000 shares
    authorized, 160,000 shares issued and outstanding.........................                 --              --
   Class B Common Stock, $0.001 par value; 16,000,000 shares
    authorized, 15,840,000 shares issued and outstanding......................                 16              16
   Contributed capital........................................................             60,731          60,731
   Accumulated comprehensive loss.............................................             (1,201)           (605)
   Deficit....................................................................            (29,150)        (70,238)
                                                                                       ----------      ----------
   Total stockholders' equity.................................................             30,396         (10,096)
                                                                                       ----------      ----------
 Total liabilities and stockholders' equity...................................         $2,516,024      $2,526,907
                                                                                       ==========      ==========


                             See accompanying notes

                          FOX FAMILY WORLDWIDE, INC.,

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 1997 and 1998
                                  (UNAUDITED)


                                                       Three Months Ended December 31,       Six Months Ended December 31,
                                                            1997            1998               1997              1998
                                                          --------         --------           --------          --------
                                                             (In thousands)                       (In thousands)
Revenues......................................            $210,025         $180,190           $332,971          $363,778
Costs and expenses:
  Production and programming..................             124,185           82,975            192,626           189,858
  Selling, general and administrative.........              35,134           49,637             60,329            88,015
  Depreciation................................               2,893            2,785              4,942             4,967
  Amortization of intangible assets...........              10,467           10,220             17,436            20,440
                                                          --------         --------           --------          --------
                                                           172,679          145,617            275,333           303,280

Operating income..............................              37,346           34,573             57,638            60,498

Equity in loss of unconsolidated affiliate....               1,204              944              2,388             2,665
Other (income) expense, net...................                (220)            (174)                62              (282)
Interest expense, net.........................              39,574           41,105             58,388            82,835
                                                          --------         --------           --------          --------
Loss before provision for income
  taxes.......................................              (3,212)          (7,302)            (3,200)          (24,720)
Provision for income taxes....................               1,216              338              2,403               716
                                                          --------         --------           --------          --------
Net loss......................................            $ (4,428)        $ (7,640)          $ (5,603)         $(25,436)
                                                          ========         ========           ========          ========



                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1997 and 1998
                                  (UNAUDITED)

                                                                                               1997             1998
                                                                                           -----------       ---------
                                                                                                  (In thousands)
OPERATING ACTIVITIES
Net loss................................................................................   $    (5,603)      $ (25,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Amortization of programming costs....................................................       158,427         168,576
   Depreciation of property and equipment...............................................         4,942           4,967
   Amortization of intangible assets....................................................        17,436          20,440
   Equity in loss of unconsolidated affiliate...........................................         2,388           2,665
   Non-cash interest expense............................................................        19,320          32,637
   Changes in operating assets and liabilities:
       Accounts receivable..............................................................       (36,882)        (25,406)
       Amounts receivable from related parties..........................................       (42,174)         (6,406)
       Income tax refund receivable.....................................................        (8,471)            ---
       Other assets.....................................................................       (53,194)         11,446
       Accounts payable and accrued liabilities.........................................          (351)         31,588
       Accrued participation and residuals..............................................        12,089         (10,779)
       Income taxes payable and deferred income taxes...................................         9,460          16,412
       Deferred revenue.................................................................        14,359         (14,153)
                                                                                           -----------       ---------
Net cash provided by operating activities...............................................        91,746         206,551

INVESTING ACTIVITIES
Purchase of property and equipment......................................................        (4,504)         (7,690)
Additions to programming costs..........................................................      (150,252)       (213,583)
Acquisition of IFE......................................................................    (1,370,076)            ---
Sale of marketable securities...........................................................        61,396             ---
Proceeds from sale of property and equipment............................................         1,100             ---
Cash acquired in acquisition of IFE.....................................................        19,241             ---
Other...................................................................................          (792)           (907)
                                                                                           -----------       ---------
Net cash used in investing activities...................................................    (1,443,887)       (222,180)

FINANCING ACTIVITIES
Proceeds from bank borrowings...........................................................     1,281,674             610
Paydown on bank borrowings..............................................................      (835,906)        (10,801)
Proceeds from News America Bridge Note..................................................       345,514             ---
Paydown on News America Bridge Note.....................................................      (250,679)           (135)
Issuance of Senior Notes................................................................       475,000             ---
Issuance of Senior Discount Notes.......................................................       375,001             ---
Dividends on Mandatorily Redeemable Preferred Stock.....................................       (13,015)        (15,652)
Issuance of common stock................................................................            10             ---
Proceeds from related party borrowings..................................................         1,074           5,996
                                                                                           -----------       ---------
Net cash provided by (used in) financing activities.....................................     1,378,673         (19,982)

Increase (decrease) in cash and cash equivalents........................................        26,532         (35,611)
Cash and cash equivalents at beginning of period........................................        28,877          82,313
                                                                                           -----------       ---------
Cash and cash equivalents at end of period..............................................   $    55,409       $  46,702
                                                                                           ===========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for (in thousands):
   Interest, net of amounts capitalized.................................................   $    22,994       $  44,096
   Income taxes.........................................................................   $     1,086       $   1,158

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)


Note 1--Basis of Preparation of Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

     These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

    The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.


Note 2--Acquisition of International Family Entertainment, Inc.

     In September 1997, the Company completed the acquisition of International Family Entertainment, Inc. ("IFE"). The following unaudited pro forma information for the six months ended December 31, 1997 reflect the results of the Company's consolidated operations as if the acquisition occurred at the beginning of the period presented. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have been reported had the acquisition occurred at the beginning of the period presented (in thousands).


                                                                                               Six Months Ended
                                                                                              December 31, 1997
                                                                                                 (unaudited)
                                                                                              -----------------
Revenues..........................................................................                 $357,456
Operating income..................................................................                   61,427
Net loss..........................................................................                  (18,832)

Note 3--Programming Costs

     Programming costs, less accumulated amortization, are comprised of the following (in thousands):

                                                                                       June 30, 1998
                                                          -----------------------------------------------------------------------
                                                                                                                 Programming
                                                                                                                 Costs, less
                                                                                       Accumulated               Accumulated
                                                             Cost                      Amortization              Amortization
                                                          -----------                  --------------            ------------
Children's programming................................     $1,081,397                    $  900,785                  $180,612
Family programming, movies and mini-series............        413,507                       214,006                   199,501
Projects in production................................         67,070                            --                    67,070
Development...........................................          6,425                            --                     6,425
                                                           ----------                    ----------                  --------
                                                           $1,568,399                    $1,114,791                  $453,608
                                                          ===========                    ==========                  ========




                                                                                     December 31, 1998
                                                          -----------------------------------------------------------------------
                                                                                                                 Programming
                                                                                                                 Costs, less
                                                                                       Accumulated               Accumulated
                                                             Cost                      Amortization              Amortization
                                                          -----------                  ------------              ------------
Children's programming................................     $1,172,185                    $1,000,698                 $171,487
Family programming, movies and mini-series............        520,369                       282,669                  237,700
Projects in production................................         85,333                            --                   85,333
Development...........................................          5,910                            --                    5,910
                                                          -----------                    ----------                 --------
                                                           $1,783,797                    $1,283,367                 $500,430
                                                          ===========                    ==========                 ========

Interest expense amounting to $1,532,000 and $368,000 was capitalized to programming costs for the six months ended December 31, 1998 and 1997, respectively.


Note 4--Comprehensive Income (Loss)

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) for the three and six month periods ended December 31, 1997 and 1998 are as follows (in thousands):

                                                   Three Months Ended December 31,        Six Months Ended December 31,
                                                     1997                  1998              1997                 1998
                                                   ---------              -------          ---------            --------
Net loss                                             $(4,428)             $(7,640)          $(5,603)            $(25,436)
Foreign currency translation adjustment                  461                1,013               387                  596
                                                     -------              -------           -------             --------
Comprehensive income (loss)                          $(3,967)             $(6,627)          $(5,216)            $(24,840)
                                                     =======              =======           =======             ========


Accumulated other comprehensive loss at December 31, 1997 consisted of foreign currency translation adjustments of $416,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.
The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the Fox Family Channel; (c) the impact of competition; and (d) the expansion of the Company's international channels and certain other operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as well as the information set forth below. The Company does not ordinarily make public projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

Results of Operations

  Six months ended December 31, 1998 compared with six months ended December 31, 1997

     For the six-month period ended December 31, 1998, revenues increased 9.2% to $363.8 million as compared to $333.0 million for the same six-month period of the prior year. On a pro forma basis, giving effect to the International Family Entertainment, Inc. ("IFE") acquisition as if it had occurred on July 1, 1997, revenues increased $6.3 million or 1.8%. The actual revenue increase of $30.8 million for the period results from a number of factors, including the results of one additional month of operations for the Fox Family Channel (the Company acquired a controlling interest in IFE on August 1, 1997, and only five months were included for the Fox Family Channel for the six-month period ended December 31, 1997) and increased domestic and foreign revenue. The domestic and foreign revenue increase of approximately $19.9 million resulted principally from increased licensing of library product accompanied by higher revenue from the international cable channels as a result of increased penetration in the marketplace. These increases were offset, in part, by a decrease in direct-to-video revenue of approximately $12.9 million. The market for direct-to-video features is currently quite competitive, primarily due to an oversupply of product in the marketplace.

    On August 15, 1998, the Fox Family Channel was relaunched to the cable households of America with new programming and a new schedule, including children's programming from 7:00 a.m. until 6:00 p.m. daily, followed by evening and late-night programming for the entire family. The Company utilizes its library product along with other third party programming during the daytime children's block. Prime time programming, on the other hand, consists principally of original series, specials, and movies produced for or licensed by the Fox Family Channel. The process of repositioning a channel is challenging and takes time to accomplish. Since the August 15, 1998 relaunch, overall ratings compared to last year are lower. However, the Company introduced various programming changes in mid-October 1998 which have had a positive impact on ratings and have improved important demographics. The Company continues to pursue its long-term objective of attracting a broader audience with improved advertiser demographics.

     Production and programming costs for the six-month period ended December 31, 1998 decreased 1.4% to $189.9 million as compared to $192.6 million for the same six-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 52.2% for the six-month period ended December 31, 1998 from 57.8% for the comparable prior year period. The decreases in production and programming costs are attributable to a number of factors, including the decrease in direct-to-video revenues described above, which have high amortization rates, and lower amortization expense associated with the Company's mix of domestic and foreign revenues, also described above, offset by the inclusion of the operations of IFE for six months versus five months in the prior year.

     Selling, general and administrative expenses increased 45.9% to $88.0 million for the six-month period ended December 31, 1998, from $60.3 million for the same six months of the prior year. This increase is due principally to various one-time costs of approximately $17.9 million incurred in connection with the launch of the new Fox Family Channel and from the inclusion of six months of activity at IFE as compared to five months in the prior year.

     Amortization of intangible assets for the six-month period ended December 31, 1998 results from the acquisition of IFE. These intangible assets are being amortized over 40 years. The increase results from six months of IFE activity for the six-month period ended December 31, 1998 as compared to five months of activity for the six months ended December 31, 1997.

     The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10, a cable network based in The Netherlands. The Company has entered into an agreement, which is binding subject to approval of the Company's lender under the Amended Credit Facility (defined below), to sell 50% of its interest in TV10.

     Interest expense increased by $24.4 million for the six-month period ended December 31, 1998, as compared to the same period in 1997. The increase is principally due to interest on the debt incurred in connection with the acquisition of IFE.

     The Company's provision for income taxes for the six-month period ended December 31, 1998 reflects foreign withholding taxes.

     Due primarily to the amount of interest expense and amortization of intangible assets, the Company does not expect to report net income for fiscal 1999.

  Three months ended December 31, 1998 compared with the three months ended December 31, 1997

     For the three-month period ended December 31, 1998, revenues decreased 14.2% to $180.2 million as compared to $210.0 million for the same three-month period of the prior year. The decrease in revenues for the current quarter primarily relates to lower revenues for the Company's new direct-to-video releases which generated revenues of $13.6 million offset by an increase in foreign revenues. In the prior year period, the Company released "Casper: A Spirited Beginning" and "Turbo: A Power Rangers Movie" which generated revenue of $45.9 million.

     Production and programming costs for the three-month period ended December 31, 1998 decreased 33.2% to $83.0 million as compared to $124.2 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 46.1% for the three-month period ended December 31, 1998 from 59.1%. These decreases are attributable principally to the decrease in direct-to-video revenues discussed above and to a lesser extent, lower amortization expense associated with the Company's current period revenue mix.

     Selling, general and administrative expenses increased 41.3% to $49.6 million for the three-month period ended December 31, 1998, from $35.1 million for the same three months of the prior year. This increase is due principally to various one-time costs of $11.0 million incurred in connection with the launch of the new Fox Family Channel.

     Interest expense increased by $1.5 million for the three-month period ended December 31, 1998, as compared to the same three-month period in 1997. The increase is principally due to the timing of the bond offering in 1997 and increased interest expense on the Company's subordinated debt offset by lower interest rates on the bank facility.

     The Company's provision for income taxes for the three-month period ended December 31, 1998 reflects foreign withholding taxes.

     Liquidity and Capital Resources

     In September 1997, the Company completed the acquisition of IFE (the "IFE Acquisition"). The total consideration for the IFE Acquisition was approximately $1.9 billion, including assumption of debt, and was financed by
(i) the borrowing of $1.25 billion under a credit facility (the "Old Credit Facility"), (ii) the issuance of approximately $345 million of Series A Preferred Stock to Liberty IFE, Inc. ("Liberty IFE") and (iii) the issuance of a note to News America Incorporated in the amount of $345.5 million (the "News America Bridge Note"). In October 1997, the Company completed an offering (the "Offering") of 9 1/4% Senior Notes due 2007 and 10 1/4% Senior Discount Notes due 2007 (collectively, the "Company Notes"), generating net proceeds to the Company of approximately $830 million. Of the net proceeds from the Offering, $215 million was used to repay a portion of the News America Bridge Note and the balance of $615 million was used to repay indebtedness under the Company's Old Credit Facility. Approximately $113.2 million (including accreted interest) was outstanding under the News America Bridge Note at December 31, 1998; however, no payments are due under the News America Bridge Note until March 2008.

     In October 1997, as part of the Offering, the Company amended the Old Credit Facility to a new credit facility (the "Amended Credit Facility") which includes a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a 1.5% interest rate margin or a base rate plus a .5% interest rate margin. As of December 31, 1998, $75 million was available under the Amended Credit Facility for additional borrowings subject to certain restrictions. Consequently, the Company's principal sources of liquidity include borrowings under the Amended Credit Facility and cash generated from operations.

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

     Net cash provided by operating activities of the Company for the six months ended December 31, 1998 was $206.6 million as compared to $91.7 million for the six months ended December 31, 1997, reflecting six months of activity of IFE as compared to five months of activity for the six months ended December 31, 1997.

     Net cash used in investing activities of the Company during the six months ended December 31, 1998 and 1997 was $222.2 million and approximately $1.4
billion, respectively.    The net cash flow used in investing activities for the
six months ended December 31, 1998 primarily related to additions to programming costs. The Company's net cash flow used in investing activities for the six months ended December 31, 1997 primarily related to the IFE Acquisition as described above and additions to programming costs.

     Net cash provided by (used in) financing activities of the Company during the six months ended December 31, 1998 and 1997 was $(20.0) million and approximately $1.4 billion, respectively. The financing activities for the six months ended December 31, 1998 related to payments of dividends and paydown of bank borrowings while the financing activities for the six months ended December 31, 1997 related to bank and other borrowings in connection with the IFE Acquisition.

     The Company's total unrestricted cash balances at December 31, 1998 were $46.7 million.

     The Company believes that the available borrowings under the Amended Credit Facility, together with cash flow from operations, cash on hand and funding from the Company's stockholders should be sufficient to fund its operations and service its debt for the foreseeable future.

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

     With respect to the Company's Year 2000 project for non-information technology, the Company has identified two areas which require attention: engineering and operations. The assessment phase of the engineering project and
the operations project are in process.    The Company has engaged the services
of a consulting firm to review all phases completed to date, to assist the Company with testing and to help the Company build its contingency plan. With the assistance of the consultant, the Company's goal is to complete all phases of its information technology and non-information technology project by the end of the first calendar quarter of 1999.

     The Company is in the process of preparing documents for the purpose of contacting its key vendors and customers to determine if there are any significant Year 2000 exposures which would have a material effect on the Company. However, if the Company, its customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant Year 2000 problems in a timely manner.

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


                                     FOX FAMILY WORLDWIDE, INC.



Date: February 12, 1999              /s/ Mel Woods
                                     -------------
                                     Mel Woods
                                     President, Chief Operating Officer and
                                     Chief Financial Officer

                                    EXHIBIT INDEX


ITEM        EXHIBIT                                                 PAGE
----        -------                                                 ----

27.1        Financial Data Schedule