Form 10-Q
period 1999-03-31
FOX FAMILY WORLDWIDE INC
filed 1999-05-14
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 YES [X]                                 NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 1999, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FOX FAMILY WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     June 30,        March 31,
                                                                       1998            1999
                                                                    (audited)       (unaudited)
                                                                   ------------    -------------
Assets:
Cash and cash equivalents.................................         $     82,313     $     38,554
Restricted cash...........................................                8,000            8,200
Accounts receivable, net..................................              132,053          141,526
Amounts receivable from related parties...................               58,043           44,865
Programming costs, net....................................              453,608          524,385
Property and equipment, net...............................               60,805           60,418
Deferred income taxes.....................................               39,779           39,779
Intangible assets, net....................................            1,594,286        1,563,626
Other assets, net.........................................               87,137           72,484
                                                                   ------------     ------------
  Total assets............................................         $  2,516,024     $  2,493,837
                                                                   ============     ============

Liabilities and stockholders' equity (deficit):
Accounts payable..........................................         $     37,668     $     36,785
Accrued liabilities ......................................              194,353          200,688
Deferred revenue..........................................               74,518           65,341
Accrued residuals and participations......................               52,601           38,331
Income taxes payable......................................               10,326           26,416
Deferred income taxes.....................................               21,698           22,293
Bank and other debt.......................................            1,746,510        1,784,761
Amounts payable to related parties........................                2,954           11,819
                                                                   ------------     ------------
  Total liabilities.......................................            2,140,628        2,186,434
                                                                   ------------     ------------
Commitments and contingencies

Series A Mandatorily Redeemable Preferred Stock,
  $0.001 par value, 500,000 shares authorized,
  345,000 shares issued and outstanding
  ($1,000 per share liquidation value) ...................              345,000          345,000
                                                                   ------------     ------------
Stockholders' equity (deficit):
     Preferred Stock, $0.001 par value,
        19,500,000 shares authorized,
        no shares issued or outstanding...................                   --               --
     Class A Common Stock, $0.001 par value; 16,000,000
        shares authorized, 160,000 shares issued and
        outstanding.......................................                   --               --
     Class B Common Stock, $0.001 par value, 16,000,000
        shares authorized, 15,840,000 shares issued and
        outstanding ......................................                   16               16
     Contributed capital..................................               60,731           60,731
     Accumulated comprehensive loss.......................               (1,201)          (1,411)
     Deficit..............................................              (29,150)         (96,933)
                                                                   ------------     ------------
     Total stockholders' equity (deficit).................               30,396          (37,597)
                                                                   ------------     ------------
  Total liabilities and stockholders' equity (deficit)....         $  2,516,024     $  2,493,837
                                                                   ============     ============

                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                             MARCH 31, 1998 AND 1999
                                   (UNAUDITED)


                                     Three Months Ended March 31,      Nine Months Ended March 31,
                                        1998            1999              1998            1999
                                    ------------     -----------       -----------    ------------
                                           (In thousands)                    (In thousands)
Revenues............................ $   153,441     $   129,355       $   486,412    $    493,133
Costs and expenses:
   Production and programming.......      77,480          57,205           270,106         247,063
   Selling, general and
     administrative.................      32,329          35,770            92,658         123,785
   Depreciation.....................       2,810           2,630             7,752           7,597
   Amortization of intangible
     assets.........................      10,463          10,220            27,899          30,660
                                     -----------     -----------       -----------    ------------
                                         123,082         105,825           398,415         409,105

Operating income....................      30,359          23,530            87,997          84,028

Equity in loss of unconsolidated
  affiliate........................        1,174           1,175             3,562           3,840
Other (income) expense, net.........         122             (16)              184            (298)
Interest expense, net...............      37,972          40,868            96,360         123,703
                                     -----------     -----------       -----------    ------------
Loss before provision (credit) for
  income taxes......................      (8,909)        (18,497)          (12,109)        (43,217)
Provision (credit) for
  income taxes......................        (944)            542             1,459           1,258
                                     -----------     -----------       -----------    ------------
Net loss............................ $    (7,965)    $   (19,039)      $   (13,568)   $    (44,475)
                                     ===========     ===========       ===========    ============


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 1998 AND 1999
                                   (UNAUDITED)

                                                                            1998          1999
                                                                           ------        ------
                                                                              (In thousands)
OPERATING ACTIVITIES:
Net loss...........................................................     $   (13,568)  $  (44,475)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Amortization of programming costs............................         220,213      207,141
      Depreciation of property and equipment.......................           7,752        7,597
      Amortization of intangible assets............................          27,899       30,660
      Equity in loss of unconsolidated affiliate...................           3,562        3,840
      Non-cash interest expense....................................          34,361       49,417
      Changes in operating assets and liabilities:
         Restricted cash...........................................              --         (200)
         Accounts receivable.......................................          (7,637)      (9,473)
         Amounts receivable from related parties...................          (5,817)      13,178
         Other assets..............................................         (21,702)      13,760
         Accounts payable and accrued liabilities..................           3,539        5,452
         Accrued residuals and participations .....................           6,731      (14,270)
         Income taxes payable and deferred income taxes ...........          12,847       16,685
         Deferred revenue..........................................          22,541       (9,177)
                                                                        -----------   ----------
Net cash provided by operating activities..........................         290,721      270,135
                                                                        -----------   ----------

INVESTING ACTIVITIES:
Purchase of property and equipment.................................          (7,841)     (10,041)
Additions to programming costs.....................................        (258,220)    (275,087)
Acquisition of IFE.................................................      (1,370,076)          --
Sale of marketable securities......................................          61,396           --
Proceeds from sale of property and equipment.......................           1,100           --
Cash acquired in acquisition of IFE................................          19,241           --
Other..............................................................         (53,305)      (3,157)
                                                                        -----------   ----------
Net cash used in investing activities..............................      (1,607,705)    (288,285)
                                                                        -----------   ----------

FINANCING ACTIVITIES:
Proceeds from bank borrowings......................................       1,282,063          622
Paydown on bank borrowings.........................................        (836,753)     (11,586)
Proceeds from News America Bridge Note.............................         345,514           --
Paydown on News America Bridge Note................................        (250,819)        (202)
Issuance of Senior Notes...........................................         475,000           --
Issuance of Senior Discount Notes..................................         375,001           --
Dividends on Mandatorily Redeemable Preferred Stock................         (20,671)     (23,308)
Issuance of common stock...........................................              10           --
Proceeds from related party borrowings.............................           1,073        8,865
                                                                        -----------   ----------
Net cash provided by (used in) financing activities................       1,370,418      (25,609)
                                                                        -----------   ----------

Increase (decrease) in cash and cash equivalents...................          53,434      (43,759)
Cash and cash equivalents at beginning of period...................          28,877       82,313
                                                                        -----------   ----------
Cash and cash equivalents at end of period.........................     $    82,311   $   38,554
                                                                        ===========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest, net of amounts capitalized.........................     $    22,994   $   53,901
      Income taxes.................................................     $     1,858   $    1,996


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


Note 1--Basis of Preparation of Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999.

        These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

        The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes, principally amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future broadcast airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.


Note 2--Acquisition of International Family Entertainment, Inc.

        In September 1997, the Company completed the acquisition of International Family Entertainment, Inc. ("IFE"). The following unaudited pro forma information for the nine months ended March 31, 1998 reflect the results of the Company's consolidated operations as if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have been reported had the acquisition occurred at the beginning of the period presented (in thousands).


                                                                  Nine Months
                                                                     Ended
                                                                 March 31, 1998
                                                                   (unaudited)
                                                                 ---------------

Revenues..................................................      $   510,897
Operating income..........................................           91,786
Net loss..................................................          (27,081)

Note 3--Programming Costs

        Programming costs, less accumulated amortization, are comprised of the following:

                                                                   JUNE 30, 1998
                                                -------------------------------------------------
                                                                  (in thousands)

                                                                   Accumulated       Programming
                                                    Cost           Amortization       Costs, Net
                                                -------------      ------------      -----------
Children's programming......................... $   1,081,397      $   900,785       $   180,612
Family programming, movies and mini-series ....       413,507          214,006           199,501
Projects in production.........................        67,070               --            67,070
Development....................................         6,425               --             6,425
                                                -------------      -----------       -----------
                                                $   1,568,399      $ 1,114,791           453,608
                                                =============      ===========       ===========





                                                                  MARCH 31, 1999
                                                ------------------------------------------------
                                                                   (in thousands)

                                                                    Accumulated      Programming
                                                    Cost            Amortization      Costs, Net
                                                -------------      -------------     -----------
Children's programming......................... $   1,197,123      $   1,017,246     $   179,877
Family programming, movies and mini-series ....       539,616            304,686         234,930
Projects in production.........................       102,494                 --         102,494
Development....................................         7,084                 --           7,084
                                                -------------      -------------     -----------
                                                $   1,846,317      $   1,321,932     $   524,385
                                                =============      =============     ===========

Interest expense amounting to $2,414,000 and $1,232,000 was capitalized to programming costs for the nine months ended March 31, 1999 and 1998, respectively.


Note 4--Comprehensive Income (Loss)

        Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) for the three and nine month periods ended March 31, 1998 and 1999 are as follows:

                                         Three Months Ended March 31,          Nine Months Ended March 31,
                                            1998              1999               1998              1999
                                         -----------       ----------        -----------       ------------
                                                (in  thousands)                      (in thousands)
Net loss ............................... $    (7,965)      $  (19,039)       $   (13,568)      $    (44,475)
Foreign currency translation
  adjustment ...........................        (342)            (806)                45               (210)
                                         -----------       ----------        -----------       ------------
Comprehensive income (loss) ............ $    (8,307)      $  (19,845)       $   (13,523)      $    (44,685)
                                         ===========       ==========        ===========       ============


Accumulated comprehensive loss at March 31, 1998 consisted of foreign currency translation adjustments of $758,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on its channels; (c) the impact of competition; and
(d) the expansion of the Company's international channels and certain other operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as well as the information set forth below. The Company does not ordinarily make public projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

    NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1998

        For the nine-month period ended March 31, 1999, revenues increased 1.4% to $493.1 million as compared to $486.4 million for the same nine-month period of the prior year. On a pro forma basis, giving effect to the International Family Entertainment, Inc. ("IFE") acquisition as if it had occurred on July 1, 1997, revenues decreased $17.8 million or 3.5%. The actual revenue increase of $6.7 million for the period results from a number of factors, including the results of one additional month of operations for the Fox Family Channel (the Company acquired a controlling interest in IFE on August 1, 1997, and only eight months were included for the Fox Family Channel for the nine-month period ended March 31, 1998) and increased domestic and foreign revenue. The domestic and foreign revenue increase of approximately $12.3 million resulted principally from increased licensing of library product accompanied by higher revenue from the international cable channels as a result of increased penetration in the marketplace. These increases were offset, in part, by a decrease in direct-to-video revenue of approximately $23.6 million. The market for direct-to-video features is highly competitive, primarily due to an oversupply of product in the marketplace.

       On August 15, 1998, The Family Channel was rebranded as the Fox Family Channel to the cable households of America with new programming and a new schedule, which included children's programming, followed by evening and late-night programming for the entire family. The Company utilizes its library product along with other third party acquired and original programming during the daytime children's block. Prime time programming, on the other hand, consists principally of original series, specials, and movies produced for or licensed by the Fox Family Channel. The process of repositioning the Fox Family Channel is challenging and will take time to accomplish. The industry response to the rebranding has been positive. The Company has not lost any cable or direct broadcast system subscribers as a result of the rebranding. Since August 15, 1998, overall ratings compared to last year are lower. However, the Company introduced various programming changes which have had a positive impact on ratings and have improved important demographics. The Company continues to pursue its long-term objective of attracting a broader audience with improved advertiser demographics.

        Production and programming costs for the nine-month period ended March 31, 1999 decreased 8.5% to $247.1 million as compared to $270.1 million for the same nine-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 50.1% for the nine-month period ended March 31, 1999 from 55.5% for the comparable prior year period. The decreases in production and programming costs are attributable to a number of factors, including the decrease in direct-to-video revenues described above, which have high amortization rates, and lower amortization expense associated with the Company's mix of domestic and foreign revenues, also described above, offset by the inclusion of the operations of IFE for nine months versus eight months in the prior year.

        Selling, general and administrative expenses increased 33.6% to $123.8 million for the nine-month period ended March 31, 1999, from $92.7 million for the same nine months of the prior year. This increase is due principally to various one-time costs of approximately $26.9 million incurred in connection with the rebranding of the Fox Family Channel and from the inclusion of nine months of activity at IFE as compared to eight months in the prior year.

        Amortization of intangible assets for the nine-month period ended March 31, 1999 results from the acquisition of IFE. These intangible assets are being amortized over 40 years. The increase in amortization expense results from nine months of IFE activity for the nine-month period ended March 31, 1999 as compared to eight months of activity for the nine months ended March 31, 1998.

        The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10, a cable network based in The Netherlands. The Company has entered into an agreement, which is subject to approval of the Company's lender under the Amended Credit Facility (defined below), to sell 50% of its interest in TV10 to an affiliate.

        Interest expense increased by $27.3 million for the nine-month period ended March 31, 1999, as compared to the same period in 1998. The increase is principally due to interest on the debt and long-term liabilities incurred in connection with the acquisition of IFE plus the offering described below.

        The Company's provision for income taxes for the nine-month period ended March 31, 1999 reflects foreign withholding taxes.

        Due primarily to the amount of interest expense, the Company does not expect to report net income for fiscal 1999.

   THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1998

        For the three-month period ended March 31, 1999, revenues decreased 15.7% to $129.4 million as compared to $153.4 million for the same three-month period of the prior year. The decrease in revenues for the current quarter primarily relates to lower revenues for the Company's direct-to-video releases and lower advertising sales revenue for the Fox Family Channel offset by an increase in Fox Family Channel subscriber fees. In the prior year period, the Company released "Casper: A Spirited Beginning" and "Turbo: A Power Rangers Movie" which generated revenue of $11.9 million. No such revenue was generated in the current year by the Company's new releases.

        Production and programming costs for the three-month period ended March 31, 1999 decreased 26.2% to $57.2 million as compared to $77.5 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 44.2% for the three-month period ended March 31, 1999 from 50.5% for the comparable prior year period. These decreases are attributable principally to the decrease in direct-to-video revenues discussed above and to a lesser extent, lower amortization expense associated with the Company's current period revenue mix.

        Selling, general and administrative expenses increased 10.6% to $35.8 million for the three-month period ended March 31, 1999, from $32.3 million for the same three months of the prior year. This increase is due principally to various one-time costs of $4.6 million incurred in connection with the rebranding of the Fox Family Channel.

        Interest expense increased by $2.9 million for the three-month period ended March 31, 1999, as compared to the same three-month period in 1998. The increase is principally due to increased interest expense on the Company's subordinated debt and imputed interest on long-term Fox Family Channel film contracts partially offset by lower interest rates on the bank facility.

        The Company's provision for income taxes for the three-month period ended March 31, 1999 reflects foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

        In September 1997, the Company completed the acquisition of IFE (the "IFE Acquisition"). The total consideration for the IFE Acquisition was approximately $1.9 billion, including assumption of debt, and was financed by
(i) the borrowing of $1.25 billion under a credit facility (the "Old Credit Facility"), (ii) the issuance of approximately $345 million of Series A Preferred Stock to Liberty IFE, Inc. ("Liberty IFE") and (iii) the issuance of a note to News America Incorporated in the amount of $345.5 million (the "News America Bridge Note"). In October 1997, the Company completed an offering (the "Offering") of 9 1/4% Senior Notes due 2007 and 10 1/4% Senior Discount Notes due 2007 (collectively, the "Company Notes"), generating net proceeds to the Company of approximately $830 million. Of the net proceeds from the Offering, $215 million was used to repay a portion of the News America Bridge Note and the balance of $615 million was used to repay indebtedness under the Company's Old Credit Facility. Approximately $116.1 million (including accreted interest) was outstanding under the News America Bridge Note at March 31, 1999; however, no payments are due under the News America Bridge Note until March 2008.

        In October 1997, as part of the Offering, the Company amended the Old Credit Facility to a new credit facility (the "Amended Credit Facility") which includes a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a 1.5% interest rate margin or a base rate plus a .5% interest rate margin. As of March 31, 1999, $75 million was available under the Amended Credit Facility for additional borrowings subject to certain restrictions. Consequently, the Company's principal sources of liquidity include borrowings under the Amended Credit Facility and cash generated from operations.

        As a result of the IFE Acquisition and the financing transactions described above, the Company's principal liquidity requirements arise from interest and dividend payments. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company, on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements.

        Net cash provided by operating activities of the Company for the nine months ended March 31, 1999 was $270.1 million as compared to $290.7 million for the nine months ended March 31, 1998, primarily reflecting one-time costs incurred in connection with the rebranding of the Fox Family Channel and expansion of the Company's international channel activities.

        Net cash used in investing activities of the Company during the nine months ended March 31, 1999 and 1998 was $288.3 million and approximately $1.6 billion, respectively. The net cash flow used in investing activities for the nine months ended March 31, 1999 primarily related to additions to programming costs. The Company's net cash flow used in investing activities for the nine months ended March 31, 1998 primarily related to the IFE Acquisition as described above and additions to programming costs.

        Net cash provided by (used in) financing activities of the Company during the nine months ended March 31, 1999 and 1998 was $(25.6) million and approximately $1.4 billion, respectively. The financing activities for the nine months ended March 31, 1999 related to payments of dividends and paydown of bank borrowings while the financing activities for the nine months ended March 31, 1998 related to bank and other borrowings in connection with the IFE Acquisition.

        The Company's total unrestricted cash and cash equivalents balance at March 31, 1999 was $38.6 million.

        The Company believes that the available borrowings under the Amended Credit Facility, together with cash flows from operations, cash on hand and funding from the Company's stockholders should be sufficient to fund its operations and service its debt for the foreseeable future.

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

        The Company's Year 2000 compliance project is divided into two areas: information technology and non-information technology. The Company began its Year 2000 information technology project in June 1998 and has completed its assessment of the significant software applications and equipment used in the Company's operations. The Company has substantially completed the modification or replacement of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company is also in the process of testing and implementing both software and hardware changes where required. The Company expects that these phases of the project will continue through the end of the second calendar quarter of 1999.

          With respect to the Company's Year 2000 project for non-information technology, the Company has identified two areas which require attention: engineering and operations. The assessment phase of the engineering project and the operations project are in process. The Company has engaged the services of a consulting firm to review all phases completed to date, to assist the Company with testing and to help the Company build its contingency plan. With the assistance of the consultant, the Company's goal is to complete all phases of its information technology and non-information technology project by the end of the second calendar quarter of 1999.

        The Company is in the process of contacting its key vendors and customers to determine if there are any significant Year 2000 exposures which would have a material effect on the Company. However, if the Company, its customers or vendors are unable to resolve any Year 2000 compliance problems in a timely manner, it could result in a material financial risk. Accordingly, management plans to devote the resources it concludes are appropriate to resolve all significant Year 2000 problems in a timely manner.

        The Year 2000 project cost has not been material to date and, based on preliminary information, is not currently anticipated to have a material adverse effect on the Company's financial condition, results of operations or cash flows in future periods.

        Based upon its efforts to date, the Company continues to believe that the vast majority of its systems will be able to process date-related data without error after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. At this time, the Company continues to believe that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot, at present, estimate either the likelihood or the potential cost of such failures.

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

                 None

ITEM 5.          OTHER INFORMATION

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

        (a)      EXHIBITS:

                    10.1 Employment Agreement dated as of April 1, 1999 between
                         Mel Woods, on the one hand, and Fox Family Management, LLC and Fox Family Worldwide, Inc., on the other hand.
                    10.2 First Amendment to Employment Agreement dated as of
                         April 1, 1999 between Saban Entertainment, Inc. and Mark Ittner.
                    27.1 Financial Data Schedule.

        (b)      REPORTS ON FORM 8-K:

                    None.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FOX FAMILY WORLDWIDE, INC.




Date: May 14, 1999                            /S/ MEL WOODS
                                              -------------
                                              Mel Woods
                                              President, Chief Operating Officer
                                              and Chief Financial Officer

                                  EXHIBIT INDEX


ITEM     EXHIBIT                                                           PAGE
----     -------                                                           -----

10.1     Employment Agreement dated as of April 1, 1999 between
         Mel Woods, on the one hand, and Fox Family Management, LLC and Fox Family Worldwide, Inc., on the other hand

10.2     First Amendment to Employment Agreement dated as of
         April 1, 1999 between Mark Ittner and Saban Entertainment, Inc.

27.1     Financial Data Schedule