Form 10-K
period 1999-06-30
FOX FAMILY WORLDWIDE INC
filed 1999-09-28
CIK 1023186

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

      For the fiscal year ended June 30, 1999
                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________to____________


                        COMMISSION FILE NO. 333-12995


                          FOX FAMILY WORLDWIDE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                           95-4596247
       (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
           OF INCORPORATION OR                 IDENTIFICATION NUMBER)
              ORGANIZATION)


       10960 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024 (Address of
                    registrant's principal executive offices)

                                 (310) 235-5100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 ---------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                 ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
    Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of Registrant's voting stock held by non-affiliates:
NOT APPLICABLE

    Number of shares of common stock outstanding as of September 20, 1999:
15,840,000 shares of Class B Common Stock; 160,000 shares of Class A Common
Stock

==============================================================================

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

     The Company is a fully integrated global family and children's entertainment company that produces, broadcasts and distributes live-action and animated family and children's television programming. The Company's principal broadcast operations comprise (i) the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 95% of all cable and satellite television households, (ii) the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States, and (iii) a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels with approximately 22 million subscribers operating in approximately 39 countries and 13 languages worldwide (the "Fox Kids International Networks"). The Company's production and distribution operations comprise Saban Entertainment, Inc. ("Saban"), whose library of approximately 5,800 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Family Kids Library"). By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries, and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

    The Company is the result of the joint venture launched in 1995 by Fox Broadcasting Company ("Fox Broadcasting") and Saban to match the complementary programming and broadcasting strengths of the Fox Kids Network and the international reach of Fox Broadcasting's parent company, The News Corporation Limited ("News Corp."), with the development, production, distribution and merchandising strengths of Saban. In September 1997, the Company completed the acquisition (the "IFE Acquisition") of International Family Entertainment, Inc. ("IFE"), whose principal business is the Fox Family Channel, the successor to The Family Channel. The IFE Acquisition provides the Company with several strategic advantages, including (i) a widely distributed cable platform, which reaches approximately 75.3 million viewers, or approximately 95% of all U.S. cable and direct broadcast satellite ("DBS") homes, providing an effective means for more vigorous competition with other family- and children's-oriented cable services, (ii) an additional outlet for Saban's existing children's programming library, (iii) increased awareness in the children's (ages 2-11) target market through expanded hours, increased brand exposure and additional licensing and merchandising opportunities and (iv) cross-promotional opportunities with the Fox Kids Network.

     While maintaining the family image and general entertainment format of the channel, the Company reformatted The Family Channel on August 15, 1998 as the "Fox Family Channel" with a new schedule, look, marketing campaign and on-air packaging designed to appeal to the adult 18-49 demographic during primetime and evenings and to children during the day. From 7 a.m. to 6 p.m., the Fox Family Channel telecasts programming targeted principally to children. From 6 p.m. to 11 p.m. and from midnight to 1 a.m., the Fox Family Channel telecasts programming intended to appeal to families aged 18-49 and carries advertising sold on the basis of adult demographics. Prime time programming consists principally of new original productions produced or co-produced by the Company and original and library product licensed from independent suppliers. Some of the original programming developed for prime time includes CLIFFHANGERS, EXTRAORDINARY WORLD OF ANIMALS, LIFE, CAMERA, ACTION!, SHOW ME THE FUNNY, RANDOM ACTS OF COMEDY and THE NEW ADDAMS FAMILY series. Children's programming for the Fox Family Channel is taken principally from the Company's library, with selected productions acquired from independent suppliers, much of which has not previously been broadcast in the United States.

    The Company also owns and operates the Fox Kids Network, one of the leading U.S. children's broadcast television networks, which broadcasts 14 hours of children's programming each week to 97% of U.S. television households, the broadest reach of any network targeting children. The Fox Kids Network was formed by Fox Broadcasting and most of Fox Broadcasting's affiliates to provide children's programming weekdays and Saturday mornings. The Fox Kids Network affords advertisers the opportunity to reach children in a cost-effective manner, in part by ensuring consistent nationwide placement of their advertisements by generally broadcasting its programming at the same local time and on the same day ("day-and-date") in each television market. The Fox Kids Network's advertising customers include virtually every major children's advertiser.

    The Company, through its Saban subsidiary, creates, produces and acquires quality animated and live-action children's television programming with brand-name characters and elements which are either widely known to children, such as the MIGHTY MORPHIN POWER RANGERS ("POWER RANGERS") and X-MEN, or which are or have been developed or purchased due to their likelihood of maturing into popular brands. The Company will produce, finance or co-finance approximately 432 episodes of children's television programming for the 1999/2000 broadcast season. The Company generally retains worldwide rights to its brands, and currently has over 300 licensees worldwide, including toy companies Bandai America, Inc. ("Bandai"), Playmates Toys, Inc., Hasbro, Inc. ("Hasbro") and Tiger Electronics, Inc. One of the most attractive attributes of the Company's children's programming is its "portability," in that it generally can be modified at modest cost and resold for exhibition in other countries through editing and dubbing into other languages. The Company currently distributes its children's programming in most major television markets throughout the world.

    Over the past two years, the Company has aggressively pursued a strategy of launching Fox Kids branded cable and DTH channels in Europe and Latin America. These channels are either fully owned and operated by the Company or in conjunction with local partners. Much of the children's programming owned by the Company is globally recognized and easily transportable, requiring only dubbing which can be done at minimal cost. The Company has therefore been able to efficiently leverage the potential of its content to expand its international distribution outlets. The Fox Kids International Networks currently reach in the aggregate over 22 million subscribers in Europe and Latin America.

    Taking advantage of the emergence of digital television transmission, during the fiscal year ending June 30, 2000 ("Fiscal 2000") the Company will launch two new U.S. digital cable networks. In June 1999, two websites catering specifically to boys (WWW.BCHANNEL.COM) and girls (WWW.GCHANNEL.COM) were successfully launched and later in Fiscal 2000, the boyzChannel and the girlzChannel will begin cable distribution. The boyzChannel and girlzChannel will be full-time satellite networks. Programmed with original and exclusive material, these two networks will offer boys and girls, respectively, a place of their own on television. The daytime programming on each of these channels will target ages 2-14, with evening programming targeting parents.

PROGRAMMING

     The Company creates, produces and acquires quality family and children's television programming. The Company has a library of approximately 4,300 hours of completed family programming and made-for-television-movies. In addition, the Fox Family Kids Library of approximately 5,800 half-hour episodes of completed and in-production children's television programming is one of the largest children's libraries in the world. The principal programming objective of the Company is to develop or acquire appealing characters and concepts that can be commercially exploited throughout the world through broadcast network and cable television exhibition, home video sales, licensing and merchandising.

     FOX FAMILY CHANNEL PROGRAMMING. On August 15, 1998, the Company debuted the Fox Family Channel with a completely revamped programming schedule. The daytime current lineup features a variety of original, acquired and library product targeted to children, ages 2-11, with animated series including ROTTEN RALPH, THE THREE FRIENDS & JERRY SHOW, WEIRD-OHS and THE KIDS FROM ROOM 402, live action series such as I WAS A SIXTH GRADE ALIEN, BIG WOLF ON CAMPUS and GREAT PRETENDERS, scheduled Monday through Friday from 7 a.m. - 6 p.m., and Saturday and Sunday from 7 a.m. - 4 p.m. During the prime time hours of 6 p.m. - 11 p.m. and from midnight to 1 a.m., Fox Family Channel provides programming which is family-friendly but targeted primarily to the 18-49 demographic. With an emphasis on original programming, the Fox Family Channel provides such new series as RANDOM ACTS OF COMEDY, EXTRAORDINARY WORLD OF ANIMALS, FAMOUS FAMILIES, WORLD GONE WILD and EXPLORING THE UNKNOWN. The Fox Family Channel also programs between 10 and 12 original movies per year, with at least one original film such as

AU PAIR, MICHAEL JORDAN: AN AMERICAN HERO and DON'T LOOK BEHIND YOU airing every month. The original movie, AU PAIR, which aired August 22, 1999, attracted the largest single viewing audience in the entire history of the Channel. Original specials will also become a signature of the network, with shows including the WORLD MAGIC AWARDS and FOX FAMILY CHANNEL PRESENTS THE NOBEL PEACE CONCERT regularly scheduled.

     CHILDREN'S PROGRAMMING. The two principal sources of the Fox Family Kids Library are (i) television series that have been originally produced by the Company through its Saban subsidiary for broadcast in the United States and internationally (approximately 2,400 half-hours) and (ii) children's programming produced by others for which the Company has acquired various distribution rights (approximately 3,400 half-hours). Of the Fox Family Kids Library, including episodes in production as of June 30, 1999, approximately 1,500 half-hours are original co-produced programming that meet applicable European content requirements and are intended for initial broadcast in Europe. In January 1997, the Company obtained from FOX Television, a division of Fox Entertainment Group, Inc. ("FOX Television") the distribution rights to the New World Communications Group Incorporated's ("New World") animation library of approximately 500 half-hour episodes. In July 1998, the Company agreed to acquire the New World animation library from FOX Television.

    The Company's international programming includes worldwide distribution rights to a 445 half-hour episode library of family oriented programming acquired in the April 1996 acquisition of Paris-based Creativite & Developpement, S.A. ("C&D"), a leading European producer of family entertainment, and a 712 half-hour episode library of animated children's programming acquired in the April 1996 acquisition of Vesical Limited. The Vesical library includes non-U.S. rights to classic series such as INSPECTOR GADGET, HEATHCLIFF and DENNIS THE MENACE.

  CREATION AND DEVELOPMENT OF PROGRAMMING

    The Company has and will continue to pursue ideas and properties for original production from a number of sources. For example, the Company may acquire production, distribution and possibly other rights to an existing property (such as Marvel's SPIDERMAN AND AVENGERS, Francine Pascal's SWEET VALLEY HIGH and THE NEW ADDAMS FAMILY) or series (such as Scholastic/Protocol's GOOSEBUMPS), develop internally a new property based on an existing public domain property (such as SABAN'S ADVENTURES OF OLIVER TWIST) or create or acquire an entirely new idea or character (such as XYBER 9 and THE SECRET FILES OF THE SPY DOGS).

    The Company also maintains a state-of-the-art post-production facility in Los Angeles, California. The Company records all of the music for its programming and edits and adds audio and sound effects to its programming. The Company also produces most of the on-air promotions, sales films and public service announcements for the Fox Family Channel and the Fox Kids Network.

    The Company owns a full-service animation studio in Paris which develops children's programming containing content that meets the local content requirements of various European countries for local broadcast television. The Paris studio has produced approximately 408 half-hours of children's programming since its inception in 1990 through June 30, 1999. In general, the Company enters into strategic co-production alliances to develop its French and European content programming.

  INTERNATIONAL SALES OF PROGRAMMING

    Much of the Company's children's programming is distributed on a worldwide basis. The Company believes that by owning and controlling the international distribution rights to its programming, in addition to generating significant revenue from the sale of its programming, it can also establish an international presence for the Company and its properties.

    The Company is currently party to distribution arrangements with international television broadcasters and distributors to exhibit and distribute the Company's children's programming to over 375 terrestrial, cable and satellite distribution platforms in approximately 100 countries. These distribution arrangements accounted for approximately $141 million, or 22% of the Company's consolidated revenues for the fiscal year ended June 30,

1999. For example, in January 1996, the Company entered into a distribution agreement with ARD, the largest broadcaster in Germany, pursuant to which the Company granted rights to at least 24 two-hour movies for television ("telefilms"), six co-produced animated children's program series (consisting of JIM BUTTON, WUNSCHPUNSCH, WALTER MELON, THE WHY WHY FAMILY, PRINCESS SISSI and SABAN'S ADVENTURES OF OLIVER TWIST), any coproduced series based on German author Michel Ende's stories for which the Company controls the rights and 390 half-hour episodes of other children's animated programs. In addition, in September 1997, a separate agreement was entered into with ARD to co-produce four disaster genre television motion pictures, including EARTHQUAKE IN NEW YORK, VOYAGE OF TERROR, FREEFALL, and HEAVEN'S FIRE.

DISTRIBUTION OUTLETS

    The Company distributes its own programming, as well as the programming of others, throughout the United States and in major markets throughout the world. The Company is uniquely positioned as a distributor as a result of its strategic relationship with Fox Broadcasting and News Corp. and by reason of its large programming library. The Company owns three distribution outlets: the Fox Family Channel, the Fox Kids Network and the Fox Kids International Networks.

  THE FOX FAMILY CHANNEL

    The Fox Family Channel is a basic cable network that provides family-oriented entertainment and informational programming to approximately 95% of all U.S. cable and satellite television households. The Company debuted the Fox Family Channel in August 1998 with a new schedule, look, marketing campaign and logo. The new format includes daytime programming for children followed by evening programming targeting adults, but which is suitable for the entire family. Evening programming includes original series, specials and movies produced and licensed to the Fox Family Channel, as well as programs originally televised on the major broadcast networks. Currently, the Fox Family Channel's programs are transmitted 24 hours a day via satellite from the Fox Television Network Broadcast Center's uplink facility in Los Angeles, California.

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

    PROGRAMMING. From Monday-Friday, the Company airs children's programming on the Fox Family Channel from 7 a.m.-9 a.m. and 11 a.m.-6 p.m., with programming gradually targeted to older children during the day. The Company targets programming toward families aged 18-49 from 6 p.m.-8 p.m. and features a movie each weekday evening from 8 p.m.-10 p.m. Following the movie, the Company will air original series. The weekend schedules include children's programming from 7 a.m.-5 p.m. and comedy series, original movies and specials from 5 p.m.-midnight.

    TRANSMISSION FACILITIES. With the reformat of the Fox Family Channel in August 1998, the Company began transmitting all programming for the Fox Family Channel from the Fox Television Network Broadcast Center located in Los Angeles, California, by means of an earth station transmitting antenna (an "uplink"). The uplink facility transmits the programming signal to a transponder on an orbiting satellite, which in turn retransmits the signal to cable systems operators, DBS services and other alternative delivery services. Programming is transmitted using two separate "feeds" (one for the eastern, central and certain mountain time zones and another for all other mountain time zones and the pacific time zones) which are transmitted to two different satellite transponders. The Company owns the transponders for these two feeds as well as a transponder on a third satellite. All of the Company's owned transponders have "protected" status. "Protected" status means that should the transponder fail, service will be transferred to a spare transponder.

  FOX KIDS NETWORK

    The Fox Kids Network, launched in September 1990, was the first television network to broadcast children's programs during the week (Monday through Friday) as well as on Saturday. The guiding philosophy of the Fox Kids Network is to provide a diverse slate of quality entertainment targeted toward children. The Fox Kids Network broadcasts 14 hours of programming per week; four hours on Saturday mornings, and two hours each weekday afternoon. One half-hour of programming each week is dedicated to educational programming for children.

     Prior to September 1999, the Fox Kids Network broadcast 19 hours each week, including one hour each weekday morning (the "Morning Block"). The Morning Block was returned to the affiliates to program for a minimum of two years in exchange for additional advertising spots during the remaining 14 hours per week of Fox Kids Network programming. In addition, the Fox Kids Network agreed to provide an optional 2 1/2 hours of educational programming to affiliates free of charge to be broadcast in non-Fox Kids Network time periods. The revenue generated from the additional advertising spots will more than offset the lost revenues from the Morning Block.

    Now in its tenth broadcast season, the Fox Kids Network currently is carried by 182 television stations affiliated with the Fox Kids Network (the "Fox Kids Network Affiliates"), 168 of which are affiliated with the FOX Television Member Stations including 11 currently owned and operated by FOX Television (the "Fox O&O's"). The Fox Kids Network Affiliates reach approximately 97% of all U.S. television households. The Fox Kids Network produces and acquires programs, markets and promotes these programs, makes its schedule available to its Fox Kids Network Affiliates and sells network advertising. The Company cross-promotes the Fox Kids Network through the Fox Family Channel, the Fox Kids Club, FOX KIDS quarterly magazine, Fox Family Countdown radio show and Fox Kids website.

     RATINGS. The Fox Kids Network is measured by Nielsen in terms of ratings and share points. For the 1998-1999 broadcast season, the potential viewing universe of children in the United States was estimated to be 39 million. Each ratings point represents 1.0% of these children who are watching television during a particular time slot. For the 1998-1999 broadcast season to date (September 12, 1998-September 12, 1999), the Fox Kids Network averaged a 1.8 rating Monday-Friday, a 2.8 rating on Saturday mornings and a 2.0 rating Monday-Saturday during the hours it broadcasts.

    FOX KIDS AFFILIATION AGREEMENTS. The Company's affiliation agreements with the Fox Kids Network Affiliates expire over the next one to ten years and there can be no assurance that they will be renewed.

    In July 1998, the financial arrangements between the Fox Kids Network and the Fox Kids Network Affiliates were changed. The new agreement provides that all of the Fox Kids Network Affiliates will receive from the Company beginning July 1, 1998 an aggregate amount of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and (iii) additional allocation of promotional advertising spots for the next three and one-half years. All current primary Fox Kids Network affiliates operate under this agreement.

  FOX KIDS INTERNATIONAL NETWORK

    The Company believes that it is positioned strategically, particularly through its relationship with News Corp., to take advantage of growth in international DTH satellite and cable television services and the resulting increase in demand for television programming. To date, the Company has launched eight branded Fox Kids channels in 39 countries in 13 languages, which are distributed via DTH satellite and cable in the United Kingdom, France, the Netherlands, the Nordic countries, Poland, Spain, Latin America, including Central and South America and the Caribbean, and Central and Eastern Europe. The Company is in active discussions and negotiations to launch additional Fox branded family oriented channels and Fox Kids branded children's oriented channels in other countries throughout the world, with particular emphasis in Italy and Germany. The Company's objective is to become the leading operator of international family and children's channels by creating fully localized Fox Kids or Fox branded channels in every major territory.

  DIGITAL CHANNELS/INTERNET

    Taking advantage of the emergence of digital television transmission, during Fiscal 2000 the Company will launch two new U.S. digital cable networks. In June 1999, two websites catering specifically to boys (WWW.BCHANNEL.COM) and girls (WWW.GCHANNEL.COM) were successfully launched and later in Fiscal 2000, the boyzChannel and the girlzChannel will begin cable distribution. The boyzChannel and girlzChannel will be full-time cable/satellite networks. Programmed mostly with original and exclusive material, these two networks will offer boys and girls, respectively, a place of their own on television. The daytime programming on each of these channels will target ages 2-14, with evening programming targeting parents. The Company intends to expand its websites to target children with information, promotions and eventually, e-commerce.

ADVERTISING

    The extensive reach of the Fox Family Channel and Fox Kids Network affords advertisers substantial day-and-date capacity to conduct nationwide advertising campaigns. Substantially all of the revenues of the Fox Kids Network are derived from national network advertising sales, and approximately 54% of the Fox Family Channel's revenues are derived from national advertising sales. For the year ended June 30, 1999, the Company's domestic revenues from advertising were approximately $249 million, or 39% of consolidated revenues. One of the Company's objectives with the new schedule on the Fox Family Channel is to reach viewers in demographics that are attractive to advertisers. The Company also derives revenues from program sales which consist of sales of program length periods of time for infomercials which currently air during certain portions of the 1:00 a.m. to 7:00 a.m. time block on the Fox Family Channel.

MERCHANDISING AND LICENSING

    The Company capitalizes on its popular characters and properties by entering into licensing agreements with manufacturers and retailers of children's products. Under these agreements, the Company seeks to earn revenue from the sale of products while limiting the costs and risks associated with manufacturing, distributing and marketing merchandise. For the year ended June 30, 1999, the Company's licensing and merchandising activities represented approximately 4% of the Company's consolidated revenues. The revenue derived from licensing and merchandising depends not only on the success, recognition and appeal of a character, but also on the quality and extent of the marketing, product development and retail efforts of the Company and its licensees. Sales of licensed products also help the Company's shows by promoting the Company's brands and characters. This in turn reinforces the strength of the Company's distribution platform.

    The Company has entered into merchandise license agreements with a number of toy manufacturers pursuant to which the manufacturers are given the right to create, manufacture and develop products representing characters from the Company's series. For example, the Company has toy licenses with Bandai, covering POWER RANGERS, BEETLEBORGS, MYSTIC KNIGHTS OF TIR NA NOG and XYBER 9, and with Hasbro, covering NASCAR RACERS (a NASCAR-based property). According to industry sources, POWER RANGERS is the largest selling action figure of the 1990's. These licenses generally grant the exclusive right to manufacture and sell toys based upon the characters and other creative elements in the licensed series. Pursuant to these agreements, the Company generally receives an up-front advance that is non-refundable but is credited against royalties, generally based on a percentage of net sales of the licensed product. The Company also retains approval rights regarding advertising, packaging and the quality of its licensed product, as well as continued ownership of the copyright and trademark. The Company has licensing arrangements in place with over 300 different licensees worldwide for consumer products targeting children, such as toys, apparel, publishing, software, dinnerware/lunch boxes, watches, bedding and soft vinyl goods, such as boots, backpacks and raincoats. Merchandise based on the Company's characters and properties is sold in approximately 60 countries throughout the world.

HOME VIDEO AND TELEFILMS

     HOME VIDEO. The Company grants home video distribution rights to manufacture and distribute video cassettes based upon its television programming. Through agreements with Twentieth Century Fox Home Entertainment, Inc. ("Fox Video"), the Company distributes throughout the world its television programs produced, owned or controlled by Saban or the Fox Kids Network. The Company receives royalties from the sale of home video cassettes of its television programming.

    TELEFILMS. Historically, prior to the acquisition of the Family Channel, the Company acquired international distribution rights to several telefilms ranging from 12 to 15 motion pictures per year. While the Company occasionally acquired U.S. rights to these films, the primary objective of acquiring telefilms was to complement the Company's international children's programming sales activities. With the acquisition of The Family Channel, the Company increased the number of telefilms produced or acquired to 23 motion pictures for the year ended June 30, 1999. Further, whenever possible, the Company will acquire worldwide rights to these features. These films are typically targeted at prime time audiences and consist of family films, dramas, thrillers and action/adventure features. The Company intends to air these features on the Fox Family Channel and to distribute these features internationally to television broadcasters and home video distributors.

THE STRATEGIC ALLIANCE WITH FOX/NEWS CORP.

    News Corp., along with its subsidiaries, including the Fox Entertainment Group, is a diversified international communications company principally engaged in the production and distribution of motion pictures and television programming, television broadcasting, the publication of newspapers, magazines, books and free standing inserts, computer information services, and digital broadcasting systems. Fox Entertainment Group owns 100% of Fox Broadcasting Company. As of August 19, 1999, FOX Television had 180 prime time primary television station affiliates and one prime time secondary television station affiliate across the United States, including 22 Fox O&O's, reaching over 97% of U.S. television households. Each television station affiliate is a party with Fox Broadcasting to an affiliation agreement which governs the terms of the relationship between them.

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

    LICENSE OF "FOX" NAME. The Fox Parties granted to the Company the perpetual exclusive right to use the name "Fox" in conjunction with the words "Kids," "Kid" or "Children" in the United States and agreed not to use or license the name "Fox" to others for similar purposes. The Fox Parties separately granted to certain of the Company's non-United States affiliated subsidiaries similar rights to the territories outside the United States.

     NEW SERVICES AND OTHER NONCOMPETITION PROVISIONS. The Fox Parties agreed not to operate in the United States any broadcast, cable or non-standard programming service targeted toward children ages 2-11 (a "kids' service") other than the Fox Kids Network. If the Fox Parties at any time determine to acquire a new kids' service anywhere else in the world, which kids' service would bear the "Fox" name, they are required to provide the Company with a right of first refusal to acquire and own that new kids' service. Moreover, should the Fox Parties or any of their affiliates at any time acquire a television, cable or satellite network or any other business which includes a kids' programming service, the Fox Parties will be required to offer the Company the right to acquire and own that kids' service.

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

COMPETITION

    The businesses in which the Company engages are highly competitive. Each of the Company's primary business segments are subject to competition from companies which, in some instances, have greater production, distribution and capital resources than those of the Company.

     PROGRAMMING. The Company competes on the basis of relationships and pricing for access to a limited supply of facilities and creative personnel to produce its programs. The Company competes with major motion picture studios, such as Warner Bros. and The Walt Disney Company, and animation production companies, including Hanna Barbera, Film Roman and Klasky Cuspo, for the services of writers, producers, animators, actors and other creative personnel and specialized production facilities.

     DISTRIBUTION OUTLETS. In the United States, the Company competes for ratings and related advertising revenues. The Company currently competes through the Fox Kids Network and the Fox Family Channel, with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, Turner Network Television ("TNT"), The Cartoon Network and Nickelodeon for market acceptance of its programming and for viewership ratings and related advertising revenues. To the extent that the Company produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, the Company competes with a large number of U.S.-based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon, in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations, which may stipulate certain minimum local content requirements.

    DIGITAL CHANNELS. When the Company launches its digital cable networks in Fiscal 2000, the Company will compete in a rapidly developing area of the entertainment industry against companies that may have greater financial resources and technical expertise in the area.

    INTERNET. As the Company expands its websites and internet business, the Company will compete with companies with substantially greater internet presence, financial, technical, marketing and other services.

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

    Under FCC license renewal "processing guidelines" promulgated under the CTA, broadcast television stations are required to broadcast at least three hours per week, averaged over a six-month period, of programming that furthers the educational and informational needs of children 16 and under ("Core Programming"). Core Programming has been defined as educational and informational programming that, among other things, (i) has serving the educational and informational needs of children "as a significant purpose," (ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfies the processing guideline will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. At the present time, the Company makes at least three hours per week of Core Programming to the Fox Kids Network Affiliates available, thereby enabling them to fulfill their obligations under the CTA.

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

    The 1992 Act subjected all cable television operators not subject to "effective competition" to rate regulation. Rate regulation under the 1992 Act resulted in a reduction of rates to some subscribers in some markets. The 1996 Act phased out cable rate regulation on March 31, 1999, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational and governmental access channels, and must be provided to all subscribers). In response to the 1992 Act and the FCC's implementing regulations, many cable systems retiered channels to create an attractively priced basic tier, while offering satellite-delivered programming services such as the Company's on a different service tier or on an a la carte basis. To the extent such retiering or repricing of the Company's network induced customers to discontinue their subscriptions, the Company's financial performance might have been adversely affected. Deregulation of rates pursuant to the 1996 Act may reverse such tiering and pricing decisions by cable system operators and, correspondingly, reverse or ameliorate any adverse effects of the 1992 Act. On the other hand, to the extent that rate deregulation causes a material increase in cable rates, the individual subscriber base of the Company could be decreased, potentially affecting the Company's subscriber revenues.

    FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty Media's ownership interest in News Corp., the Fox Family Channel, the boyzchannel and the girlzchannel are subject to these requirements. The FCC's program access and non-discrimination regulations therefore affect the ability of these programming services to enter into exclusive contracts. The rules also permit multichannel video programming distributors (such as MMDS, satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which an AT&T Cable Service system with 75 channels or less will not be able to carry one or more of the Company's cable programming services or will have to remove another affiliated channel.

    The 1992 Act subjects cable systems to "must carry" rules, pursuant to which local broadcast stations may elect to demand carriage. It also provides favorable channel positioning rights for broadcasters electing to exercise their must carry rights. The 1992 Act also gives television broadcast stations the right to withhold consent to be carried by a cable system which may result in a station receiving compensation for carriage.

    The FCC has adopted rules requiring closed captioning of most broadcast and cable programming on a phased-in basis, beginning in the year 2000. The broadcast and cable industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, will permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation which began July 1, 1999. The Company may be called upon to provide increased closed captioning to assist in complying with rules promulgated under the 1996 Act and may be required to provide assistance or information to establish ratings for its programming. Either of these undertakings could increase the Company's operating expenses.

ONLINE SERVICES

    The Children's Online Privacy Protection Act ("COPPA") prohibits web sites from collecting personally identifiable information from children under age 13 without prior parental consent. The Federal Trade Commission is expected to adopt final rules implementing COPPA by late 1999. Online services provided by the Company may be subject to COPPA requirements. Congress may also consider online privacy legislation that would apply to personal information collected from teens and adults.

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

    The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Cable franchises generally contain provisions governing time limitations on the commencement and completion of construction, and governing conditions of service, including the number of channels, the types of programming (but not the actual cable programming channels to be carried), and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates, and continue to exercise rate regulation authority over the basic tier despite that regulation of other tiers has been eliminated. Local rate regulation for a particular system could result in resistance on the part of the cable operator to pay the amount of subscriber fees charged by the Company for its programming.

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

EMPLOYEES

    As of June 30, 1999, the Company had 862 full-time and 3 part-time employees in the United States. Outside the United States, the Company had 239 full-time and 7 part-time employees. The Company also regularly engages freelance creative staff and other independent contractors on a project-by-project basis. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company currently leases a total of approximately 218,000 square feet of office and production space in its headquarters building in Los Angeles, California under a lease expiring in April 2006, subject to two separate five-year extension options. The Company also leases a multi-purpose production facility in Valencia, California under a lease that expires in January 2000. The Company's Paris operations currently lease 18,430 square feet of office and production space under a lease expiring February 28, 2008; this lease may be cancelled by the Company with six months prior notice on February 28, 2003 or February 28, 2006. The Company also leases approximately 14,500 square feet of office space for its European headquarters in London, England under a lease expiring September 30, 2007. This lease may be cancelled after the fifth year with nine months advance notice. In connection with the IFE Acquisition, the Company acquired IFE's executive and administrative offices, a sales office and an affiliate relations office in Virginia Beach, Virginia. The Company also leases office facilities in other locations throughout the world, none of which are considered material. The Company believes that its current office and production space, together with space readily available without material cost in the markets in which it operates, are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company currently and from time to time is engaged in litigation in the ordinary course of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, if decided adversely to the Company, would be likely to have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Not Applicable.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

    Not Applicable.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data of the Company set forth below as of June 30, 1998 and 1999 and for the fiscal years ended June 30, 1998 and 1999 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Report. The selected financial data of the Company set forth below for the eight months ended June 30, 1996 and the fiscal year ended June 30, 1997 are derived from the Company's combined financial statements audited by Ernst & Young LLP, independent auditors.

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

    The financial statements of the Company for the year ended June 30, 1997 are not comparable to the eight month period ended June 30, 1996 due to the different lengths of the time periods compared and because neither period includes the operations of IFE. In addition, the financial statements of the Company as of and for the year ended June 30, 1998 (which includes the results of operations of IFE from August 1, 1997) are not comparable to the year ended June 30, 1997 as the prior period did not include the operations of IFE and the financial statements of the Company as of and for the year ended June 30, 1999 are not comparable to the year ended June 30, 1998 as the prior period included only eleven months of the operations of IFE.

    The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated and combined financial statements, including the notes thereto, appearing elsewhere in this Report.

THE COMPANY

                                                    EIGHT MONTHS                       YEAR ENDED
                                                   ENDED JUNE 30,     YEAR ENDED        JUNE 30,        YEAR ENDED
                                                        1996         JUNE 30, 1997       1998(1)      JUNE 30, 1999
                                                     (COMBINED)       (COMBINED)     (CONSOLIDATED)   (CONSOLIDATED)
                                                  ---------------- ---------------  ---------------- ---------------
                                                                          (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues                                            $   191,621       $  307,820     $   664,458       $  635,273
Costs and expenses:
     Production and programming....................     107,790          186,575         356,664          315,504
     Selling, general and administrative...........      22,562           61,263         141,394          159,973
     Depreciation..................................         510            1,203           9,370           10,083
     Amortization of intangible assets.............          --               --          37,557           40,434
                                                    ------------     ------------    ------------      -----------
                                                        130,862          249,041         544,985          525,994

Operating income...................................      60,759           58,779         119,473          109,279
Investment advisory fee............................      10,000               --             --                --
Equity in loss of unconsolidated affiliate.........          --            1,546           6,790            5,088
Other expense (income), net........................          --               --               8             (506)
Interest expense, net..............................         885            2,226         134,002          169,107
                                                    ------------     ------------    ------------      -----------
Income (loss) before provision for income taxes....      49,874           55,007         (21,327)         (64,410)
Provision for income taxes.........................      18,274           14,567           3,446            1,989
                                                    ------------     ------------    ------------      -----------
Net income
(loss)............................................. $    31,600      $    40,440     $   (24,773)      $  (66,399)
                                                    ============     ============    ============      ===========

OTHER DATA:
Ratio of earnings to fixed charges.................        22:1             11:1              --               --
Deficiency of earnings  available to cover fixed
     charges.......................................          --               --     $   (26,656)      $  (68,848)


                                                                                   JUNE 30,
                                                                   -----------------------------------------
                                                                          1998                  1999
                                                                   -------------------   -------------------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................................       $    82,313           $    46,858
Programming costs, less accumulated amortization..............           453,608               538,219
Total assets..................................................         2,516,024             2,471,874
Long-term obligations (including current maturities)..........         1,749,464             1,840,288
Mandatorily redeemable preferred stock........................           345,000               345,000
Stockholders' equity (deficit)................................            30,396               (67,743)


                            SABAN ENTERTAINMENT, INC.

                                                                           FIVE MONTHS
                                                                              ENDED
                                                          YEAR ENDED       OCTOBER 31,
                                                         MAY 31, 1995         1995
                                                       ----------------- ----------------
                                                                (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues(2)........................................      $ 242,468        $ 105,130
Costs and expenses:
     Production and programming....................        117,557           42,022
     Selling, general and administrative...........         51,894           11,538
                                                         ---------        ---------
Operating income...................................         73,017           51,570
Interest expense...................................          1,315              539
                                                         ---------        ---------
Income before provision for income taxes                    71,702           51,031
Provision for income taxes.........................         27,027           14,289
                                                         ---------        ---------
Net income.........................................      $  44,675        $  36,742
                                                         =========        =========

                                                           MAY 31,         OCTOBER 31,
                                                            1995              1995
                                                       ----------------  ----------------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.............................    $ 14,584         $ 16,207
Programming costs, less accumulated amortization......     115,873          118,210
Total assets..........................................     218,197          207,479
Long-term obligations (including current maturities)..       5,623            5,605
Stockholders' equity..................................      58,112           94,971

                                FCN HOLDING, INC.

                                                                             FOUR MONTHS
                                                                                ENDED
                                                           YEAR ENDED        OCTOBER 31,
                                                          JULY 2, 1995          1995
                                                        ----------------    -------------
                                                                  (IN THOUSANDS)
STATEMENTS OF OPERATIONS DATA:
Revenues (2).........................................       $ 168,871           $ 46,286
Costs and expenses:
     Production and programming......................         109,259             29,698
     Fees and costs to a related party...............          24,713              7,313
     Selling, general and administrative.............           5,202              2,566
     Fox Kids Network affiliate participations.......          11,523              6,883
                                                            ---------           --------
Operating income (loss)(3)...........................          18,174               (174)
Interest expense.....................................           1,630                145
                                                            ---------           --------
Income (loss) before provision for income taxes......          16,544               (319)
Provision for income taxes...........................              --                 --
                                                            ---------           --------
Net income (loss)....................................       $  16,544           $   (319)
                                                            =========           ========

                                                            JULY 2,          OCTOBER 31,
                                                             1995               1995
                                                        ---------------     -------------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents............................       $      --           $    317
Programming costs, less accumulated amortization.....          26,143             27,085
Total assets.........................................          49,816             52,807
Long-term obligations (including current maturities).          10,686              8,727
Stockholders' deficit................................          (3,811)            (4,130)


                   NOTES TO SELECTED HISTORICAL FINANCIAL DATA
--------------

(1) Includes the results of operations of IFE from the date of the acquisition of a majority interest (August 1, 1997) through June 30, 1998.

(2) Includes revenues recognized by Saban from FCN and by FCN from Saban as set forth below:

                                               FISCAL YEAR              FIVE MONTHS ENDED         FOUR MONTHS ENDED
                                                   1995                 OCTOBER 31, 1995          OCTOBER 31, 1995
                                         -------------------------    ----------------------    ----------------------
                                                                        (IN THOUSANDS)
Saban revenues from FCN                          $ 16,228                    $ 9,651                     n/a
FCN revenues from Saban                          $ 14,662                      n/a                      $ 973

(3) Under agreements between FCN and Fox Broadcasting, for periods prior to June 1, 1995, FCN paid administrative and other fees to Fox Broadcasting. Effective June 1, 1995, Fox Broadcasting assigned to the Company its rights to such payments accrued thereafter. Amounts expensed under these agreements were $26.9 million and $9.1 million, for the year ended June 30, 1995 and the four months ended October 31, 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The Company's current principal operations are conducted through IFE, FCN, Saban and the Fox Kids International Networks. IFE operates the Fox Family Channel, one of the top ten most widely distributed cable television networks in the United States, reaching approximately 95% of all cable and satellite television households. FCN commenced operations with the launch, in September 1990, of the Fox Kids Network, which is currently one of the top-rated children's-oriented broadcast television networks in the United States. Saban, which commenced business in 1983, is currently one of the largest suppliers of children's television programming in the world. The Fox Kids International Networks have approximately 22 million subscribers and operate in approximately 39 countries and in 13 languages worldwide.

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

     Fox Family Worldwide, Inc. was incorporated in August 1996 under Delaware law as a holding company of FCN Holding and Saban. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of a controlling interest in IFE, (i) Fox Broadcasting Sub, Inc., a wholly owned indirect subsidiary of Fox Broadcasting ("Fox Broadcasting Sub"), exchanged its capital stock in FCN Holding, which indirectly owns FCN, for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the other stockholders of Saban (together, the "Saban Stockholders") exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note") from the Company, which accrues interest at the rate of 10.42%. The payment of principal and interest under the Fox Subordinated Note are subordinated in right to the obligations of the Company and its subsidiaries under the Second Amended and Restated Credit Agreement dated as of October 28, 1997 between certain subsidiaries of the Company and certain banks (as amended, supplemented or otherwise modified from time to time, the "Amended Credit Facility") and the indentures relating to the Company's 9 1/4% Senior Notes and 10 1/4% Senior Discount Notes (collectively, the "Company Notes"), each dated as of October 28, 1997 between the Company and the Bank of New York, as Trustee (collectively, the "Indentures").

    The Company acquired a controlling interest in IFE on August 1, 1997 and completed the IFE Acquisition on September 4, 1997. The IFE Acquisition was accounted for using the purchase accounting method, and, consequently, the historical financial statements included herein do not reflect the results of operations of IFE prior to the date the Company first acquired a controlling interest in IFE. Following the IFE Acquisition, the Company decided that certain IFE assets unrelated to The Family Channel were not strategic to the Company. The Company has sold, licensed or otherwise discontinued use of the majority of these non-strategic assets which generated $72.8 million in revenues and $116.5 million in operating expenses in the twelve month period ended June 30, 1997. The operations of such businesses have been excluded from operating results.

    The financial statements of the Company as of and for the year ended June 30, 1998 (which includes the results of operations of IFE from August 1, 1997) are not comparable to the year ended June 30, 1997 as the prior period did not include the operations of IFE. In addition, the financial statements as of and for the year ended June 30, 1999 are not comparable to the year ended June 30, 1998 as the prior period includes only eleven months of activity for IFE. The Company has made significant changes to the programming of the Family Channel. For example, each week the Fox Family Channel now broadcasts programming from 7 a.m. to 6 p.m. targeted principally to children; at the time of its acquisition by the Company, The Family Channel did not carry any material amounts of programming targeted to this audience. Because of these changes, results of operations of IFE in prior periods may not be comparable to results of operations for future periods.

    The following discussion provides information and analysis with respect to the results of operations reflected in the financial statements included in this Report, as well as the liquidity and capital resources of the Company. This discussion should be read in conjunction with the financial statements and related notes and Item 6, "Selected Consolidated Financial Data" included elsewhere in this Report.

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

  REVENUE RECOGNITION AND SEASONALITY

    Revenues from television programming lease agreements are recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Advertising revenue is recognized as earned in the period in which the advertising commercials are broadcast. For this reason, significant fluctuations in the Company's revenues and net income can occur from period to period depending upon the availability dates of programs and advertising revenues. For example, in the United States, revenues from advertising are normally significantly higher in the fourth calendar quarter. During the fiscal year ended June 30, 1999, 29%, 28%, 20% and 23% of the Company's consolidated revenues were recognized in the first, second, third and fourth fiscal quarters, respectively, of that year.

  INCREASED INTERNATIONAL FOCUS

    In recent years, revenues derived from international operations have become increasingly significant to the Company, representing 25% of the Company's consolidated revenues for the fiscal year ended June 30, 1999, as compared to 21% for the fiscal year ended June 30, 1998. As part of its business strategy, the Company intends to expand its international program production and distribution activities. Certain of these activities, such as the rollout of new international channels, may require material marketing and other expenses in advance of the receipt of related revenues, thereby adversely affecting the Company's results of operations as these activities are expanded and the international markets are developed.

RESULTS OF OPERATIONS

THE COMPANY

  The following tables set forth, for the periods indicated, certain data with respect to revenues, and costs and expenses of the Company as a percentage of total revenue.

                                                                            YEARS ENDED JUNE 30,
                                                              -------------------------------------------------
                                                                 1997              1998               1999
                                                              ------------    ----------------    -------------
                                                                              (IN THOUSANDS)
Revenues:
     Broadcasting....................................            $ 144,356           $ 423,060        $ 429,610
     Production and distribution.....................              163,297             240,538          204,321
     Other...........................................                  167                 860            1,342
                                                                ------------       -------------    -------------
          Total revenues.............................              307,820             664,458          635,273
Costs and expenses:
     Production and programming......................              186,575             356,664          315,504
     Selling, general and administrative.............               61,263             141,394          159,973
     Depreciation....................................                1,203               9,370           10,083
     Amortization of intangibles.....................                 --                37,557           40,434
                                                                ------------       -------------    -------------
                                                                   249,041             544,985          525,994

Operating income.....................................               58,779             119,473          109,279
Other expenses:
     Equity in loss of unconsolidated affiliate......                1,546               6,790            5,088
     Other expense (income), net.....................                --                      8             (506)
     Interest expense, net...........................                2,226             134,002          169,107
                                                                ------------       -------------    -------------

Income (loss) before provision for income taxes......               55,007             (21,327)         (64,410)
Provision for income taxes...........................               14,567               3,446            1,989
                                                                ------------       -------------    -------------
Net income (loss)....................................            $  40,440           $ (24,773)       $ (66,399)
                                                                ============       ============     =============


              COSTS AND EXPENSES AS A PERCENTAGE OF TOTAL REVENUES

                                                                            YEARS ENDED JUNE 30,
                                                              -------------------------------------------------
                                                                 1997               1998              1999
                                                              ------------      -------------     -------------
                                                                               (IN THOUSANDS)
Costs and expenses:
     Production and programming......................             60.6%              53.7%             49.7%
     Selling, general and administrative.............             19.9               21.3              25.2
     Depreciation....................................              0.4                1.4               1.6
     Amortization of intangibles.....................              --                 5.6               6.3
                                                              ------------      -------------     -------------
            Total costs and expenses.................             80.9               82.0              82.8
Operating income ....................................             19.1%              18.0%             17.2%

  YEAR ENDED JUNE 30, 1999 COMPARED WITH THE YEAR ENDED JUNE 30, 1998

    Revenues for the year ended June 30, 1999 were $635.3 million as compared to $664.5 million for the year ended June 30, 1998, a decrease of 4.4%. On a pro forma basis, giving effect to the IFE acquisition as if it had occurred on July 1, 1997, revenues decreased $53.7 million or 7.8%. The actual revenue decrease of $29.2 million results primarily from lower direct-to-video revenue of $26.4 million and lower domestic revenues associated with the production and distribution segment of the Company. The market for direct-to-video features is highly competitive, primarily due to an oversupply of product in the marketplace. These decreases were offset, in part, by two factors. Revenues for the Company's broadcast segment increased as a result of subscriber revenue growth for the Fox Family Channel (the Company acquired a controlling interest in IFE on August 1, 1997, and only eleven months of activity were included for the Fox Family Channel for the twelve-month period ended June 30, 1998) while the international cable channels posted higher revenues as a result of increased penetration in the marketplace and the launch of additional channels. The channels currently are broadcast in approximately 39 countries as compared to only approximately 28 countries in the prior year. These increases were partially offset by lower domestic cable and network ad sale revenues due to lower overall ratings as compared to the prior year.

    On August 15, 1998, The Family Channel was reformatted as the Fox Family Channel to the cable households of America with new programming and a new schedule, which included children's programming, followed by evening and late-night programming for the entire family. The Company utilizes its library product along with other third party acquired and original programming during the daytime children's block. Prime time programming, on the other hand, consists principally of original series, specials, and movies produced for or licensed by the Fox Family Channel. The process of reformatting a channel is challenging and will take time to accomplish. The industry response to the reformatting has generally been positive. The Company has not lost any cable or direct broadcast system subscribers as a result of the reformatting and the distribution of the Fox Family Channel has increased by over 3 million homes since the reformatting. Since the August 15, 1998 reformat, overall ratings compared to last year are lower. However, the Company has introduced various programming changes which have had a positive impact on ratings and have improved important demographics. The Company continues to pursue its long-term objective of attracting a broader audience with improved advertiser demographics.

    Production and programming costs for the year ended June 30, 1999 decreased 11.5% to $315.5 million as compared to $356.7 million for the prior year. Production and programming costs as a percentage of total revenues decreased to 49.7% for the year ended June 30, 1999 from 53.7% for the prior year. The decreases in production and programming costs are attributable to a number of factors in the Company's production and distribution segment, including the decrease in direct-to-video distribution revenues described above, which have high amortization rates, and lower amortization expense associated with Company's distribution of domestic syndicated product. In addition, production and programming costs associated with the Company's broadcast segment also decreased principally as a result of lower production and programming expense for the Fox Kids Network, including an approximately $15.9 million one-time reduction in expense related to the Company's new affiliation agreement.

    Selling, general and administrative expenses for the year ended June 30, 1999 increased $18.6 million or 13.1% as compared to the prior year. As a percentage of total revenues, selling, general and administrative expenses increased to 25.2% in the current year from 21.3% in the prior year. This increase is due to a number of factors in the Company's broadcast segment including one additional month of activity of IFE and various costs ($11.6 million) incurred with the reformatting of the Fox Family Channel and higher international channel expenses ($5.9 million) as a result of the growth described above.

    Depreciation expense for the year ended June 30, 1999 increased $0.7 million or 7.6% as compared to the year ended June 30, 1998. As a percentage of total revenues, depreciation expense increased to 1.6% in the current year from 1.4% in the prior year. The increase is due to depreciation on property and equipment additions.

    Amortization of intangible assets results from the acquisition of IFE in August 1997. Twelve months of amortization was taken for the year ended June 30, 1999 as compared to only eleven months in the prior year.

    The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10 BV, a cable network based in The Netherlands. The Company acquired its initial interest in TV10 BV in March 1997. Effective August 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"), contributed its interest in TV10 BV to a U.S. limited liability company ("TV10 LLC") in exchange for a 50% equity interest in the TV10 LLC. The other 50% equity interest is owned by a subsidiary of News Corp.

    Interest expense increased by $35.1 million for the year ended June 30, 1999 as compared to the year ended June 30, 1998. The increase is due to increased interest expense on the Company's subordinated debt and imputed interest on long-term Fox Family Channel film contracts partially offset by lower interest rates on the bank facility.

    The Company's provision for income taxes for the twelve months ended June 30, 1999 reflects foreign withholding taxes and state income taxes related to normal recurring business activity. The decrease from the prior year is largely due to U.S. federal and state income taxes related to IFE for the period before IFE became part of the Company's U.S. consolidated tax return.


  YEAR ENDED JUNE 30, 1998 COMPARED WITH THE YEAR ENDED JUNE 30, 1997

    Revenues for the year ended June 30, 1998 were $664.5 million as compared to $307.8 million for the year ended June 30, 1997, an increase of 115.9%. This increase is primarily due to higher revenues as a result of the inclusion of eleven months activity of IFE, a controlling interest in which was acquired on August 1, 1997. As a result of this acquisition, broadcasting revenues increased $277.0 million and production and distribution revenues increased $44.6 million for the year ended June 30, 1998. In addition, production and distribution revenues increased due to the home video releases of "Casper: A New Beginning" and "Turbo: A Power Ranger Movie" which contributed $61.7 million in revenues for the year ended June 30, 1998. There were no comparable video releases in the prior year. In addition, syndication and other revenues for this same business segment increased for the year ended June 30, 1998 offsetting the $20.0 million recognized in the prior year in connection with the settlement and termination of an output agreement with Warner Bros. Home Video. Total POWER RANGERS revenue across all business segments (including "Turbo: A Power Rangers Movie") was $50.5 million for the year ended June 30, 1998 as compared to $70.8 million for the year ended June 30, 1997. As a result of the acquisition of IFE, the Company expects that POWER RANGERS will represent a smaller percentage of the Company's total revenue in the future.

    Production and programming costs increased $170.1 million or 91.2% for the year ended June 30, 1998 as compared to the prior year. This increase is attributable to the inclusion of eleven months of activity for IFE, which accounted for $107.8 million ($78.9 attributed to broadcasting while $28.9 is attributed to production and distribution) of the increase, and the significantly higher amortization expense associated with the two home video releases described above. Production and programming expenses as a percentage of total revenues decreased to 53.7% for the year ended June 30, 1998 from 60.6% for the year ended June 30, 1997. This decrease is principally due to the inclusion of IFE which has lower production and programming costs as a percentage of revenues than the Company has historically experienced. The Company expects this trend to continue.

    Selling, general and administrative expenses for the year ended June 30, 1998 increased $80.1 million or 130.8% as compared to the year ended June 30, 1997. As a percentage of total revenues, selling, general and administrative expenses increased to 21.3% for the year ended June 30, 1998 from 19.9% in the prior year. This increase is primarily due to the inclusion of eleven months of broadcast activity of IFE ($68.2 million) and higher expenses associated with the Company's international channels ($5.4 million).

  In July 1998, the financial arrangements between the Fox Kids Network and the Fox Kids Network Affiliates were changed. The new agreement provides that all of the Fox Kids Network Affiliates will receive from the Company beginning July 1, 1998 an aggregate amount of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and (iii) additional allocation of promotional advertising spots for the next three and one-half years. All current Fox Kids Network affiliates operate under this agreement.

    Depreciation expense for the year ended June 30, 1998 increased $8.2 million or 678.9% as compared to the year ended June 30, 1997. As a percentage of total revenues, depreciation expense increased to 1.4% in the current year from 0.4% in the prior year. This increase is primarily due to the inclusion of eleven months of broadcast activity of IFE.

    Amortization of intangible assets results from the acquisition of a controlling interest in IFE in August 1997. Eleven months of amortization was taken for the year ended June 30, 1998.

    The equity in loss of unconsolidated affiliate represents the portion of the loss generated by TV10 BV, a cable network based in The Netherlands. The Company acquired its initial interest in TV10 BV in March 1997.

    Interest expense increased by $131.8 million for the year ended June 30, 1998 as compared to the year ended June 30, 1997. The increase is due to interest on the debt incurred in connection with the acquisition of IFE.

    The Company's provision for income taxes for the year ended June 30, 1998 reflects foreign withholding taxes and U.S. federal and state income taxes related to IFE for the period before IFE became part of the Company's U.S. consolidated income tax return. The effective tax rate, excluding the amortization of intangible assets, is 21.1% as compared to 26.5% for the twelve months ended June 30, 1997. The decrease from the prior year is largely due to interest expense on the acquisition debt incurred by certain domestic subsidiaries of the Company.

USE OF EBITDA

    While many in the financial community consider earnings before interest expense, taxes, depreciation and amortization of intangible assets ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and expenditures for production, distribution and broadcast assets. EBITDA eliminates the uneven effect across business segments of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting, including the Company's August 1997 acquisition of IFE. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

    The following table sets forth EBITDA for the years ended June 30, 1997, 1998 and 1999:

                                                 YEARS ENDED JUNE 30,
                                        ---------------------------------------
                                          1997           1998          1999
                                        ----------     ----------     --------
                                                    (IN THOUSANDS)
 Revenues:
     Broadcasting....................  $  144,356     $  423,060     $429,610
     Production and distribution.....     163,297        240,538      204,321
     Other...........................         167            860        1,342
                                       -----------    -----------    ---------
          Total revenues.............     307,820        664,458      635,273
                                       -----------    -----------    ---------
 EBITDA:
     Broadcasting....................       5,297        117,825      112,921
     Production and distribution.....      59,445         57,737       54,314
     Other...........................      (6,306)       (15,960)     (12,021)
                                        ----------     ----------     --------
                                           58,436        159,602      155,214
                                       -----------    -----------    ---------
Other Expenses
     Interest expense................       2,226        134,002      169,107
     Depreciation....................       1,203          9,370       10,083
     Amortization of intangibles.....          --         37,557       40,434
                                       -----------    -----------    ---------
                                            3,429        180,929      219,624
                                       -----------    -----------    ---------
 Income (loss) before  provision for
 income taxes........................      55,007        (21,327)     (64,410)
 Provision for income taxes..........      14,567          3,446        1,989
                                       -----------    -----------    ---------
 Net income (loss)...................  $   40,440     $  (24,773)    $(66,399)
                                       ===========    ===========    =========


LIQUIDITY AND CAPITAL RESOURCES

    In September 1997, the Company completed the IFE Acquisition. The total consideration for the IFE Acquisition was approximately $1.9 billion, including assumption of debt, and was financed by (i) the borrowing of $1.25 billion under a credit facility (the "Old Credit Facility"), (ii) the issuance of approximately $345 million of Series A Preferred Stock to Liberty IFE, Inc. ("Liberty IFE") and (iii) the issuance of a note to News America Incorporated in the amount of $345.5 million (the "NAHI Bridge Note"). In October 1997, the Company completed an offering (the "Offering") of the Company Notes, generating net proceeds to the Company of approximately $830 million. Of the net proceeds from the Offering, $215 million was used to repay a portion of the NAHI Bridge Note and the balance of $615 million was used to repay indebtedness under the Company's Old Credit Facility. Approximately $119 million (including accreted interest) was outstanding under the NAHI Bridge Note at June 30, 1999; however, no payments are due under the NAHI Bridge Note until March 2008.

    In October 1997, as part of the Offering, the Company amended the Old Credit Facility to the Amended Credit Facility which includes a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR plus a 1.5% interest rate margin or a base rate plus a .5% interest rate margin. As of June 30, 1999, $50 million was available under the Amended Credit Facility for additional borrowings.

    In June 1999, a subsidiary of the Company entered into a subscription agreement with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid the subsidiary $100 million in exchange for subscription rights for the non-voting Class B Common Stock of the subsidiary. The stock will be issued to Fox Broadcasting (subject to certain conditions) in connection with an initial public offering of the subsidiary's common stock, a private sale of shares of the capital stock of the subsidiary to an unaffiliated third party, and subsequent public offerings of the subsidiary's common stock or any subsequent private sale, until all of the shares of stock subscribed for have been issued. Fox Broadcasting may hold the subscription rights indefinitely, exchange the subscription rights for a deeply subordinated note from the Company or exchange the subscription rights for new equity of the Company at such time as the Company issues a new class of common stock or preferred stock. In addition, in June 1999 the Company issued a deeply subordinated note in the principal amount of $25 million to Fox Broadcasting. The net proceeds from these two transactions were used to repay a portion of the Amended Credit Facility.

    As a result of the IFE Acquisition and the financing transactions described above, the Company's principal liquidity requirements arise from interest payments. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. Commencing July 1, 1998 the Company will be obligated to pay to the affiliates an aggregate of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and (iii) additional allocation of promotional spots for the next three and one-half years.

    Net cash provided by operating activities of the Company for the year ended June 30, 1999 was $331.6 million as compared to $315.8 million for the year ended June 30, 1998, reflecting a full year of IFE activity as compared to eleven months in the prior year.

    Net cash used in investing activities of the Company during the years ended June 30, 1998 and 1999 was $1.63 billion and $360.1 million, respectively. The majority of the investing activity for the year ended June 30, 1998 was related to the IFE Acquisition as described above, additions to production and programming costs, and purchases of property and equipment. The investing activities for the year ended June 30, 1999 primarily consisted of additions to production and programming costs and purchases of property and equipment.

    Net cash provided by (used in) financing activities of the Company during the years ended June 30, 1998 and 1999 was $1.36 billion and ($7.0 million), respectively. The financing activities for the year ended June 30, 1998 consisted primarily of bank and other borrowings in connection with the IFE Acquisition, while the activities for the year ended June 30, 1999 consisted primarily of proceeds from bank and other borrowings offset by dividends related to the Company's Series A Manditorily Redeemable Preferred Stock and bank loan paydowns.

    The Company's total unrestricted cash balances at June 30, 1999 were $46.9 million.

    The Company believes that the $50 million of available borrowings under the Amended Credit Facility, together with cash flow from operations and cash on hand and funding from the Company's stockholders, will be sufficient to fund its operations and service its debt for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

    The Company has currently reviewed this statement and will apply such provisions as it deems appropriate.

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

    The Company began its Year 2000 project in June 1998. In November 1998, the Company engaged the services of a consulting firm to review all phases completed to date, to assist the Company with testing and to help the Company build its contingency plan.

    With the assistance of the consultants, the Company completed its assessment of the significant software applications and equipment used in the Company's operations. The Company then substantially completed the modification or replacement of its software and hardware so that the areas of information technology and non-information technology will function properly with respect to dates in the year 2000 and thereafter. The vast majority of this hardware and software was tested and changes were implemented prior to June 1999. Based upon its efforts to date, the Company believes that all mission critical hardware and software has been vendor verified and tested as Year 2000 compliant. The small percentage of items which remain to be fixed are identified as non-critical and are on schedule to be completed by the end of the year.

     The Company is in the process of contacting its key vendors and customers to determine if there are any significant Year 2000 exposures which would have a material effect on the Company. The financial impact on the Company of such third parties not achieving high levels of Year 2000 readiness cannot be estimated with any degree of accuracy. In the area of business continuity, technological operations dependent in some way on one or more third parties, the situation is much less in the Company's ability to predict or control. In addition, many of the Company's businesses are dependent on third parties that are themselves heavily dependent on technology. In some cases, third party dependence is on vendors of technology who are themselves working towards solutions to Year 2000 problems. In other cases, third party dependence is on suppliers of products or services that are themselves computer-intensive. The Company has included in its "mission critical" inventory significant service providers, vendors, suppliers and customers that are believed to be critical to business operations. The Company is in various stages of attempting to ascertain the state of Year 2000 readiness of significant third parties. The Company is taking steps to attempt to ensure that the third parties on which it is heavily reliant are Year 2000 ready, but cannot predict the likelihood of such compliance nor the direct or indirect costs of non-readiness by those third parties or of securing such services from alternate third parties.

     Through June 30, 1999, the Company has incurred approximately $400,000 in costs related to its Year 2000 readiness program which has been funded from its operating cash flow. The Company currently estimates that the total costs of its Year 2000 readiness program will not exceed $750,000. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the program progresses. These costs have not all been incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect the activities of the Year 2000 readiness program to have a material adverse effect on the ongoing business operations of the Company, although it is possible that certain maintenance and upgrading processes will be delayed as the result of the priority being given to Year 2000 readiness.

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

    Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading "Factors That Could Impact Future Results" in this Form 10-K. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third party liability.

FACTORS THAT COULD IMPACT FUTURE RESULTS

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

    As of June 30, 1999, the Company's total amount of consolidated debt (including amounts payable to related parties) outstanding was approximately $1.84 billion, or 86.9% of total capitalization. The Company is a holding company and its ability to obtain funds from its subsidiaries and affiliates could be limited.

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

     The Company's ability to make scheduled payments of principal or to pay interest on or to refinance its debt depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Although management believes that cash from operations, together with available borrowings pursuant to the Company's Amended Credit Facility, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt for the foreseeable future, this is a forward-looking statement and there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its debt or to make necessary capital expenditures or other expenditures. Furthermore, there can be no assurance that the Company will be able to raise additional capital for any required refinancing in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

ACQUISITION OF IFE

     LIMITED CABLE TELEVISION OPERATIONS HISTORY. The IFE Acquisition expanded the Company's operations into the cable television business, a business in which it had never before operated. The cable television business is highly competitive, subject to government regulation and at risk to technological change. As of August 27, 1999, cable television reached 78.8% of the United States' television households ("TVHH") compared to 98% for broadcast television and 8.5% for DTH satellite television. Cable television reaches approximately
30.6 million of U.S. children between the ages of 2-11. In the cable television market, the Company is subject to competition from other cable television companies which, in many instances, have greater production, distribution and capital resources than the cable television operations of the Company.

    PROGRAMMING CHANGES AT THE FAMILY CHANNEL. The Company reformatted The Family Channel as the Fox Family Channel in August 1998. There is no guarantee that the reformatted channel will retain its existing viewers or attract new viewers. If the ratings of the Fox Family Channel fail to meet the Company's expectations, the Company could be materially adversely affected. The household rating for the Fox Family Channel has dropped 34% since the reformatting, although in the important adults 18-49 demographic the rating decrease has been only 18%. In the children's 2-11 demographic, ratings have increased 100% from the prior year. The Company has experienced improved ratings over the past few months due to programming changes and increased viewership of its original movies. The Company acquired IFE with the expectation that the acquisition would result in synergies for the combined business. These include the potential to realize a greater return on its children's programming library through distribution on the Fox Family Channel and operational synergies through the sale of "packaged advertising," cross-promotional opportunities with the Fox Kids Network, consolidation of duplicative functions and the elimination of excess overhead. Achieving these anticipated business benefits will depend in part on whether the operations of IFE can be integrated with the operations of the Company in an efficient, effective and timely manner and the success of the programming changes. In addition, the integration of operations of IFE into the Company has required the dedication of management resources, which may affect management's attention regarding the day-to-day business of the Company. The inability of management to integrate successfully the operations of the companies could have a material adverse effect on the business, results of operations and financial condition of the Company.

COMPETITION AMONG INTERNATIONAL CHANNELS

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

POSSIBLE DECLINE IN POPULARITY OF CURRENT PROGRAMS AND UNCERTAINTY OF ACCEPTANCE OF NEW PROGRAMS

    A significant portion of the Company's revenues are derived from the creation, development, production, acquisition, international distribution, merchandising and other exploitation of children's television properties. For the fiscal year ended June 30, 1999, revenues from these sources represented approximately 44% of the Company's consolidated revenues. As a result of reformatting The Family Channel as the Fox Family Channel to emphasize children's programming during the day, it is anticipated that future revenues from children's programming as a percentage of total revenues will increase. The success of any series depends upon unpredictable and volatile factors beyond the Company's control, such as children's preferences, competing programming and the availability of other entertainment activities for children. A shift in children's interests could cause the Company's current television programming to decline in popularity, which could materially and adversely affect the Company's results of operations and financial condition. The ability of the Company to continue successfully to exploit the merchandising opportunities afforded by its programs will also be dependent on the favorable ratings of the programs and the ability of the Company's characters to continue to provide attractive merchandising opportunities for its licensees. There can be no assurance as to the continuing commercial success of any of the Company's currently distributed properties, or that the Company will be successful in generating sufficient demand and market acceptance for its new properties.

DECLINE IN RATINGS OF FOX KIDS NETWORK

    Ratings for the Fox Kids Network among children ages 2-11 decreased 12% from the 1995-1996 broadcast season to the 1996-1997 broadcast season, 21% from the 1996-1997 broadcast season to the 1997-1998 broadcast season and, based on figures available to date for the 1998-1999 season, ratings have decreased 15% from the 1997-1998 season to the 1998-1999 season. The Company believes that part of the decline is due to the fact that children have many entertainment options, which are likely to continue, including more hours of children's programming on cable, new video games, computers and home videos. Material declines in the ratings of the Fox Kids Network could materially and adversely affect the Company's results of operations and financial condition.

POSSIBILITY OF NON-RENEWAL OF AFFILIATION AGREEMENTS BY FOX TELEVISION MEMBER STATIONS

    Over 93% of the affiliation agreements with Fox Broadcasting's member stations ("FOX Television Member Stations") require the affiliates also to carry the Fox Kids Network. Fox Broadcasting currently expects to continue to be able to renew its affiliation agreements with the FOX Television Member Stations as they mature. A FOX Television Member Station may choose not to renew its affiliation agreement with Fox Broadcasting and at the same time discontinue carriage of the Fox Kids Network. If a FOX Television Member Station decides not to renew its status as such, it is less likely that it would continue to carry Fox Kids Network programming. If the Company fails to renew its affiliation agreements, there could be a material and adverse effect on the results of operations and financial condition of the Company.

POSSIBLE REDUCTION IN DISTRIBUTION OR NON-RENEWAL OF THE FOX FAMILY CHANNEL BY CABLE OPERATORS

    The Company distributes the Fox Family Channel to cable operators pursuant to affiliation agreements whereby the cable operator agrees to provide carriage for a specified per subscriber fee. Currently, the Fox Family Channel has affiliation agreements covering approximately 13,700 affiliates. Pursuant to these agreements, the Fox Family Channel has approximately 75 million viewers out of a potential audience reach of approximately 79 million households at August 27, 1999. Under these agreements, cable operators and other distributors may discontinue carriage of the Fox Family Channel or move the Fox Family Channel to a more narrowly distributed level of service or tier. Such discontinuance or movement, if it involved a significant number of subscribers, could limit the Fox Family Channel's ability to generate national advertising revenues, as these depend on broad distribution, particularly by cable operators. Subsequent to the debut of the new programming on the Fox Family Channel, no cable operators have discontinued carriage of the Fox Family Channel service. The Company currently expects to continue to be able to renew its affiliation agreements as they mature or to maintain its carriage on an "expanded basic," the most widely distributed level of service. However, there can be no assurance that these affiliation agreements will be renewed or that they will be renewed on the same or more favorable terms.

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

    PROGRAMMING. The Company competes on the basis of relationships and pricing for access to a limited supply of facilities and creative personnel to produce its programs. The Company competes with major motion picture studios, such as Warner Bros. and The Walt Disney Company, and animation production companies, including Hanna Barbera, Film Roman and Klasky Cuspo, for the services of writers, producers, animators, actors and other creative personnel and specialized production facilities.

    DISTRIBUTION OUTLETS. In the United States, the Company competes for ratings and related advertising revenues. The Company currently competes through its Fox Kids Network and the Fox Family Channel, with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, TNT, The Cartoon Network and Nickelodeon, for market acceptance of its programming, viewership ratings and related advertising revenues. To the extent that the Company produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, the Company contends with a large number of U.S.-based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations which may stipulate certain local content requirements.

    DIGITAL CHANNELS. When the Company launches its digital cable networks in Fiscal 2000, the Company will compete in a rapidly developing area of the entertainment industry against companies that may have greater financial resources and technical expertise in the area.

    INTERNET. As the Company expands its websites and internet business, the Company will compete with companies with substantially greater internet presence, financial, technical, marketing and other services. More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

OVERESTIMATION OF REVENUES OR UNDERESTIMATION OF COSTS

    The Company follows Financial Accounting Standards Board Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," regarding revenue recognition and amortization of production costs for programs and films in which the Company owns or controls all applicable rights. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenues expected to be received from such program or film. For programs in which the Company acquires only network or basic cable broadcast rights, the Company amortizes such program costs over the estimated number of broadcasts in accordance with Financial Accounting Standards Board Statement No. 63, "Financial Reporting by Broadcasters." If revenue or cost estimates change with respect to a program or film, the Company may be required to write down all or a portion of the unamortized costs for such program or film. No assurance can be given that such write-downs, if they occur, will not have a material adverse effect on the Company's results of operations or financial condition.

SEASONALITY

    All of the Company's television programming revenues are recognized either when the program is available for broadcast or when advertising spots are broadcast during a program. For this reason, significant fluctuations in the Company's total revenues and net income can occur from period to period depending upon availability dates of programs and advertising revenues. In the United States, for example, revenues from advertising are concentrated in the fourth calendar quarter of each year. Due, in part, to these seasonality factors, the results of any one quarter are not necessarily indicative of results for future periods, and cash flows may not correlate with revenue recognition.

DEPENDENCE UPON SATELLITE TRANSPONDERS

    Distribution of the Fox Family Channel depends upon the operation of satellites by third parties. Since August 15, 1998, the Company has been transmitting all programming for the Fox Family Channel from the FOX Television Broadcast Center in Los Angeles, California. Satellites are subject to significant risks that may prevent or impair proper commercial operations, including satellite defects, launch failure, destruction and damage and incorrect orbital placement. Currently, there are a limited number of domestic communications satellites available for the transmission of cable television programming to cable system operators. If satellite transmission is interrupted or terminated due to the failure or unavailability of a transponder, the termination or interruption could have a material adverse effect on the Company. The availability of additional transponders in the future is dependent on a number of factors over which the Company has no control. These factors include the future authorization of additional domestic satellites, future competition among prospective users for available transponder space, the uncertain status of the United States' Space Shuttle Program (including priority allocations of future shuttle cargo space to military rather than commercial payloads) and the uncertain availability of satellite launching by private entities in the United States and by private or governmental entities in other countries.

INTERNATIONAL SALES

    For the fiscal year ended June 30, 1999, the Company derived approximately 25% of its consolidated revenues from international operations. As part of its business strategy, the Company intends to expand its international program production and distribution activities, as well as its worldwide merchandising, licensing and ancillary activities, including the launch of children's channels on DTH satellite and cable platforms throughout the world. The Company is subject to the special risks inherent in international business activities, including (i) general economic, social and political conditions in each country,
(ii) currency fluctuations, (iii) double taxation, (iv) unexpected changes in applicable regulatory requirements and (v) compliance with a variety of international laws and regulations. The operations of the Company's international entities are measured in part in local currencies. For reporting purposes, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rates prevailing during the period. As a result, the Company can expect to record foreign exchange losses and gains in the future.

POTENTIAL ADVERSE IMPACT OF REGULATION

    The United States Congress and the FCC currently have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitability of the Company's business. These proposed changes include, for example, expansion of program access requirements and potential must-carry rights for digital television broadcast stations (which could limit the capacity of multi-channel video programming distributors available for the Company's programming). It is impossible to predict the outcome of federal legislation or administrative action currently under consideration or the potential effect thereof on the Company's business. In addition, certain aspects of the Company's cable operations are subject, directly or indirectly, to regulation at the state and/or local level.

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

STRATEGIC RELATIONSHIPS WITH NEWS CORP. AND FOX

    The Company has had, and continues to have, a close strategic relationship with News Corp. and its affiliated entities, including Fox Broadcasting, and believes that this relationship is materially important to its business and business strategies. However, except as may be provided in the agreements between them which are discussed elsewhere in this Form 10-K, neither News Corp. or its affiliated companies nor the Company are obligated to engage in any business transactions or jointly participate in any opportunities with the other, and the possibility exists that the current strategic relationships between the parties could materially change in the future.

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

    The following table provides information about the Company's interest rate swaps at June 30, 1999.

                                             AMOUNTS
                                          SCHEDULED FOR
                                           MATURITY FOR      ESTIMATED FAIR
                                         THE YEAR ENDING        VALUE AT
                                          JUNE 30, 2000       JUNE 30, 1999
                                         ---------------    ----------------
                                                   (IN THOUSANDS)
Interest rate swap Variable to fixed:
   Notional value.............                $  25,000            $   (384)
   Average pay rate...........                    5.875%
   Average  receive rate......                    5.000%



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

    The following table provides information about the Company's sensitivity to foreign currency exchange contracts into which the Company enters. The contracts generally mature within one year. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.


                                             AMOUNTS
                                          SCHEDULED FOR
                                           MATURITY FOR      ESTIMATED FAIR
                                         THE YEAR ENDING        VALUE AT
                                          JUNE 30, 2000       JUNE 30, 1999
                                         ---------------    ----------------
                                                  (IN THOUSANDS)
$US Functional Currency
Forward exchange agreements
  (receive CAD/pay $US).......
    Contract amount (CAD$)....                 $   1,650           $     (2)
    Average contractual
    exchange rate.............                   0.68058


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company, and their ages at June 30, 1999, are as follows:


             NAME             AGE                   POSITION
             ----             ---                   --------

    Haim Saban................ 54   Chairman of the Board and Chief  Executive
                                    Officer of the Company

    Mel Woods................. 47   President,  Chief Operating Officer, Chief
                                    Financial  Officer  and  Director  of  the
                                    Company

    Shuki Levy................ 53   Executive  Vice  President and Director of
                                    the Company

    Donna Cunningham.......... 38   Executive  Vice  President,  Business  and
                                    Legal  Affairs  and  General  Counsel of
                                    the Company

    Mark Ittner............... 47   Senior  Vice   President  of  Finance  and
                                    Chief Accounting Officer of the Company

    K. Rupert Murdoch......... 68   Director

    Chase Carey............... 45   Director

    Lawrence Jacobson......... 40   Director


    HAIM SABAN, the founder of Saban, has served as the Chairman of the Board and Chief Executive Officer of the Company since its inception in August 1996, and Chairman and Chief Executive Officer of Saban since the establishment of Saban in 1983. Mr. Saban is a creator and executive producer of the Company's live-action series, POWER RANGERS.

    MEL WOODS has served as President, Chief Operating Officer, Chief Financial Officer and a director of the Company since its inception in August 1996. Mr. Woods has also been the President and Chief Operating Officer and a director of Saban since 1991. From 1987 to 1991, Mr. Woods served as Senior Vice President and Chief Financial Officer of DIC Enterprises, an animation production company. Prior to joining DIC, Mr. Woods was Senior Vice President, Chief Financial Officer and Treasurer of Orion Pictures Corp. and served as a member of its board of directors. Mr. Woods is a member of the board of directors of On Stage Entertainment, Inc., a producer of live entertainment shows.

    SHUKI LEVY became the Executive Vice President and a director of the Company in 1996 and is responsible for productions. Mr. Levy has served as an independent contractor performing production related assignments for Saban since 1983. Mr. Levy is executive producer of the Company's live-action series, POWER RANGERS, and also has served as executive producer for BIG BAD BEETLEBORGS and MASKED RIDER.

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

    MARK ITTNER has served as Senior Vice President of Finance and Chief Accounting Officer of the Company since September 1997, and as Senior Vice President of Finance of Saban since March 1995 and as Vice President of Finance from February 1993 to March 1995. From 1990 to 1993, Mr. Ittner served as Vice President and Controller of Imagine Films, a motion picture and television production company. Prior to joining Imagine Films, Mr. Ittner was the acting Co-Chief Financial Officer of Weintraub Entertainment Group, after joining Weintraub as a Vice President and Controller in January 1988. From 1979 to 1984, Mr. Ittner was first Assistant Controller and then in 1984, Vice President and Controller, of Hanna-Barbera Productions, Inc. and its parent company, The Taft Entertainment Company.

    K. RUPERT MURDOCH has served as a director of the Company since August 1996. Mr. Murdoch is an Executive Director and has been the Chief Executive of News Corp. since its formation in 1979 and has served as its Chairman since 1991. Mr. Murdoch has been a director of Fox Entertainment Group since 1985, Chairman since 1992 and Chief Executive Officer since 1995. Mr. Murdoch has served as a director of News International plc, News Corp.'s principal operating subsidiary in the United Kingdom since 1969, a director of News Limited, News Corp.'s principal operating subsidiary in Australia since 1983, and a director of New America Incorporated, News Corp's principal operating subsidiary in the United States, since 1973. Mr. Murdoch has served as director of the Star Television Group since 1993 and as a director of BSkyB since 1990 and Chairman since 1999. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc.

    CHASE CAREY has served as a director of the Company since August 1996. Mr. Carey is an Executive Director and has been the Co-Chief Operating Officer of News Corp. since October 1996. Mr. Carey has been a director of Fox Entertainment Group since 1992 and Co-Chief Operating Officer since August 1998. Mr. Carey has served as the Chairman and Chief Executive Officer of FOX Television since July 1994. Mr. Carey joined Fox Inc. in 1988 as Executive Vice President, served as Chief Financial Officer, and assumed the title of Chief Operating Officer in February 1992. Mr. Carey is a member of the boards of directors of TV Guide, Inc., Gateway 2000 and Colgate University.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the aggregate cash and non-cash compensation paid or accrued by the Company to the Chief Executive Officer and the other four most highly compensated executive officers ("Named Executive Officers") compensated in excess of $100,000 for the fiscal year ended June 30, 1999. Compensation decisions are currently made by the President and the Chief Executive Officer.


                          SUMMARY COMPENSATION TABLE

                                                                       OTHER
                                                                       ANNUAL
       NAME AND PRINCIPAL POSITION        ANNUAL COMPENSATION      COMPENSATION
       ---------------------------        -------------------      ------------
                                   YEAR   SALARY      BONUS
                                   ----   ------      -----

Haim Saban ........................1997   $1,000,000  $    --            (1)
  Chairman of the Board and        1998    1,000,000       --            (1)
  Chief Executive Officer          1999    1,000,000       --            (1)

Mel Woods..........................1997   $  452,100  $  650,000         (1)
  President, Chief Operating       1998      476,500   2,528,700(2)      (1)
  Officer and Chief Financial      1999      506,700   2,028,400(2)      (1)
  Officer

Shuki Levy.........................1997   $  500,000  $  700,000         (1)
  Executive Vice President         1998      500,000       --            (1)
                                   1999      500,000       --            (1)

Donna Cunningham...................1997   $  199,300  $   10,000         (1)
 Executive Vice President,         1998      246,200     130,000         (1)
 Business and Legal Affairs        1999      300,000       --            (1)
 and General Counsel

Mark Ittner........................1997   $  198,600  $   10,000         (1)
 Senior Vice President of Finance  1998      222,900      27,500         (1)
 and Chief Accounting Officer      1999      227,200      25,000         (1)


---------------------

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

STOCK OPTIONS

    The following table summarizes information with respect to the number of shares of Class A Common Stock underlying stock options held by each of the Named Executive Officers at June 30, 1999, and the value of unexercised options, assuming a value of $62.50 per share of Class A Common Stock at June 30, 1999.


                   AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF                         VALUE OF
                                                     SECURITIES                       UNEXERCISED
                   NAME                              UNDERLYING                      IN-THE-MONEY
                                                    UNEXERCISED                         OPTIONS
                                                 OPTIONS AT FISCAL                   AT FISCAL YEAR
                                                      YEAR END                            END
                                           EXERCISABLE     UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                                           -----------     -------------      -----------    -------------
Haim Saban.................................     --               --                --              --

Mel Woods(1)...............................  161,637             --            $4,601,805          --

Shuki Levy(2)..............................  161,637             --            $8,102,863          --

Mark Ittner................................     --               --                --              --

Donna Cunningham...........................     --               --                --              --


--------------

(1) The value of unexercised in-the-money options at fiscal year end is based on the difference between the Company's estimate of $62.50 for the fair market value of the Class A Common Stock and the exercise price of $34.02 for the options. See "--Employment Agreements".

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

EMPLOYMENT AGREEMENTS

    Haim Saban has an employment agreement with the Company which extends through June 30, 2002. Pursuant to the terms of the agreement, Mr. Saban is to be paid an annual salary of $1.0 million. Mr. Saban may not be removed or replaced with or without cause until he and the other stockholders of the Company whose shares he controls collectively transfer more than one-third of the number of shares of Class B Common Stock they currently beneficially own. If Mr. Saban is terminated following such an event, he will be entitled to receive an amount equal to his annual base salary from the date of his termination through June 30, 2002. Under the agreement, Mr. Saban may engage in certain activities for his own account, including music, composing and publishing, investments and charity. The agreement generally provides that Mr. Saban will not, during the term of his employment and for a period of five years thereafter, compete with the Company.

    The Company has a new employment agreement with Mel Woods dated April 1, 1999. The term of Mr. Woods' employment agreement with the Company extends through May 31, 2002. Mr. Woods will receive an annual base salary of $625,000, $650,000 and $675,000 for each of the 1998-2000, 2000-2001 and 2001-2002 periods, respectively, and an annual contingent bonus which is limited to $650,000, $675,000 and $700,000 for each of the 1999-2000, 2000-2001 and
2001-2002 periods, respectively. At the option of the Company, the Company may extend Mr. Woods' term of employment for two years. The Company may terminate Mr. Woods' employment only for cause or upon his death or disability, and Mr. Woods may terminate his employment upon the Company's material breach of the employment agreement. If Mr. Woods' employment is terminated by the Company for cause, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination, (ii) his bonus compensation for the period in which the date of the termination falls, pro-rated to date of termination, and (iii) vested rights with respect to certain stock options granted in connection with the employment agreement. All of Mr. Woods' options are vested. Should Mr. Woods terminate his employment as a result of a material breach by the Company, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination, (ii) severance pay for the balance of the term of the employment agreement, (iii) bonus compensation for the period in which the date of termination falls, pro-rated to the date of such termination and (iv) vested rights with respect to certain stock options granted in connection with the employment agreement. If the Company decides not to renew Mr. Woods' employment at the end of the initial three-year term, Mr. Woods will be entitled to receive as severance his base salary for the third term year and his actual bonus. On May 20, 1998, the Company amended Mr. Woods' original employment agreement and paid Mr. Woods compensation of $2,000,000 in the form of an advance against amounts to be paid to Mr. Woods upon termination of his employment. In connection with Mr. Woods' new employment agreement with the Company, Mr. Woods received a second advance of $1,500,000 against amounts to be paid to Mr. Woods upon termination of his employment. These advances do not bear interest and were included in Mr. Woods' compensation during the fiscal years in which they were made. Further, if Mr. Woods exercises any stock options to acquire shares of the Company's Class A Common Stock, Mr. Woods shall concurrently repay the advances through an increase in the purchase price in connection with the exercise.

     The Company has reached an agreement in principle for a new employment agreement with Shuki Levy that extends through May 31, 2002. Mr. Levy will receive an annual salary of $525,000 for the year ending May 31, 2000, $550,000 in the second year of employment, $575,000 for the third and fourth years of employment and is eligible to receive additional benefits. The Company may terminate Mr. Levy's employment with cause, and Mr. Levy may terminate his employment upon the Company's material breach of the employment agreement. If Mr. Levy's employment with the Company is terminated as a result of the Company's breach or as a result of the Company's decision not to extend the agreement beyong the term he will be entitled to receive as severance, $575,000.

    The Company has an employment agreement with Donna Cunningham to serve as Executive Vice President, Business and Legal Affairs and General Counsel of the Company. The employment agreement was amended as of July 1, 1999. The term of the employment agreement extends through June 30, 2001. The Company has one two-year option to extend the term. Ms. Cunningham is to be paid an annual base salary of $400,000 for the one year period from July 1, 1999 through June 30, 2000 and a base salary of $425,000 from July 1, 2000 through June 30, 2001. The employment agreement provides that the Company may terminate Ms. Cunningham's employment for cause.

    The Company has an employment agreement, as amended, with Mark Ittner to serve as Senior Vice President of Finance. The term of the employment agreement extends through March 31, 2002. Mr. Ittner will receive an annual base salary of $235,000 for the period from April 1, 1999 through March 31, 2000 and $255,000 for the period from April 1, 2000 through March 31, 2001 and $270,000 for the period April 1, 2001 to March 31, 2002. The employment agreement provides that the Company may terminate Mr. Ittner's employment for cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of June 30, 1999 with respect to the shares of Class A Common Stock and Class B Common Stock beneficially owned by (i) each director of the Company; (ii) each person known to the Company to be the beneficial owner of more than 5% of either class of Common Stock; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each person listed is in care of the Company, 10960 Wilshire Boulevard, Los Angeles, California 90024.


                                              CLASS A                     CLASS B
                                           COMMON STOCK(1)             COMMON STOCK(1)
                                           --------------              ---------------
                                          NUMBER   PERCENT OF        NUMBER      PERCENT OF
                                            OF       CLASS             OF          CLASS
                                          SHARES     OWNED           SHARES        OWNED
                                         --------  ----------       --------     ----------

    Haim Saban(2)(3)................         --        --          15,840,000      100.0%
    SilverlightEnterprises,
    L.P.(2)(3)......................         --        --           2,759,724       17.4
    Fox Broadcasting(2)(3)..........         --        --          15,840,000      100.0
    Allen & Co. Incorporated........     160,000     100.0%                --         --
    Mel Woods(5)....................     161,637      50.3                 --         --
    Shuki Levy(5)...................     161,637      50.3                 --         --
    Donna Cunningham................          --       --                  --         --
    Mark Ittner.....................          --       --                  --         --
    K. Rupert Murdoch(4)............          --       --          15,840,000      100.0
    Chase Carey(4)..................          --       --          15,840,000      100.0
    Lawrence Jacobson...............          --       --                  --         --
    All of the Company's executive
    officers and directors as a
    group (eight persons)...........     323,274      66.9%        15,840,000      100.0%

-------------

(1) Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at June 30, 1999.

(2) Pursuant to Rule 13d-3 under the Exchange Act, Haim Saban and Fox Broadcasting may be deemed to beneficially own all shares of Class B Common Stock held by each of them, and by the other stockholders identified in the table, as the result of an agreement (the "Voting Agreement") pursuant to which Mr. Saban and Fox Broadcasting have the right to direct the voting of such shares with respect to all matters submitted to a vote of stockholders, including the election of directors of the Company. With regard to the election of directors, Fox Broadcasting has agreed to vote in favor of three nominees designated by Haim Saban and Haim Saban has agreed to vote in favor of three nominees designated by Fox Broadcasting. If either Haim Saban, together with the entities he controls, or Fox Broadcasting owns less than 2,640,000 shares of Class B Common Stock, then, at the option of the other, the Voting Agreement will terminate. As part of the Voting Agreement, both Mr. Saban and Fox Broadcasting have agreed to a standstill whereby neither of them will, without the consent of the other, among other things,



    (i) purchase, acquire, offer or agree to purchase or acquire any shares of capital stock or other voting securities of the Company; (ii) solicit stockholders for the approval of stockholder proposals; or (iii) otherwise act, alone or in concert with others, to assert or encourage any other person or entity in seeking to control the management, board of directors or policies of the Company or to propose or effect a business combination, restructuring, recapitalization, liquidation, dissolution or similar transaction. See "--Election of Directors; Change in Control."

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

    As of June 30, 1999, the total number of shares of Class B Common Stock and the percentage of Class B Common Stock beneficially owned by Mr. Saban, the entities which he controls, and Fox Broadcasting over which each had sole investment power was as follows:

                                           NUMBER    AGGREGATE
                                             OF        VOTING
                                           SHARES      POWER
                                          ---------  ---------

    Haim Saban........................... 3,737,844     23.6%

    Quartz Enterprises, L.P. ............   760,320      4.8

    Merlot Investments, a California
    general partnership..................   645,381      4.1

    Silverlight Enterprises, L.P. ....... 2,759,724     17.4

    Celia Enterprises, L.P. .............    16,731      0.1

    Fox Broadcasting..................... 7,920,000     50.0%


(4) Because of their positions with Fox Broadcasting, each of Messrs. Murdoch and Carey may be deemed to beneficially own all of the shares of Class B Common Stock owned or controlled by Fox Broadcasting. Each of Messrs. Murdoch and Carey disclaims any pecuniary interest in such securities.

(5) Represents shares reserved for issuance upon exercise of stock options exercisable within 60 days of June 30, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  THE REORGANIZATION

    The Company was incorporated in August 1996 under Delaware law as a holding company of FCN Holding and Saban. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of a controlling interest in IFE, (i) Fox Broadcasting Sub, a wholly owned indirect subsidiary of Fox Broadcasting, exchanged its capital stock in FCN Holding, which indirectly owns FCN, for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim

Saban and the Saban Stockholders exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for the Fox Subordinated Note from the Company, which accrues interest at the rate of 10.42%. The payment of principal and interest under the Fox Subordinated Note are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

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

    In June 1999, a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH") entered into a subscription agreement (the "Subscription Agreement") with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid FKEH $100 million in exchange for subscription rights (the "Subscription Rights") for shares of FKEH's non-voting Class B Common Stock (the "Stock"). The Stock will be issued to Fox Broadcasting (subject to certain conditions) in connection with an initial public offering of common stock, a private sale of shares of the capital stock of FKEH to an unaffiliated third party, and subsequent public offerings of FKEH's common stock or any subsequent private sale (each an "Event"), until all the shares of stock subscribed for have been issued. In the event that an Event does not occur, FKEH's Stock will not be issued to Fox Broadcasting; however, Fox Broadcasting may hold the Subscription Rights indefinitely. Fox Broadcasting does not have any claim on FKEH or its assets other than in an Event as provided specifically in the Subscription Agreement. In addition, in June 1999, Fox Broadcasting entered into an exchange agreement with the Company, pursuant to which Fox Broadcasting has the right but not the obligation to require the Company to acquire all or any portion of its Subscription Rights in exchange for new equity in the Company at such time as the Company issues a new class of equity, or a deeply subordinated note with an interest rate of 20% per annum to be issued by the Company.

    In June 1999, the Company issued a deeply subordinated note in the principal amount of $25 million to Fox Broadcasting payable on June 28, 2009 with interest accreting at a rate of 20% per annum.

  CERTAIN TRANSACTIONS BETWEEN THE COMPANY AND THE FOX PARTIES

    The Company, on the one hand, and News Corp. and the Fox Parties, on the other hand, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Fox Video to produce and/or distribute live action feature films and other family and children's programming for the home video market, both domestic and international; agreements with Twentieth Century Fox Film Corporation for the licensing of certain library programming; agreements with Fox Broadcasting for barter advertising sales; and agreements with certain of the Fox Parties with respect to owning and operating the Company's international channels. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 10 of the Notes to Fox Family Worldwide, Inc. Financial Statements.

    The Company, on the one hand, and Tele-Communications, Inc. ("TCI") and its subsidiaries and affiliates, on the other hand, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Encore Media for the sale of air time and agreements with TCI, Liberty Communications, Inc. and Netlink International for subscriber fees. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 10 of the Notes to Fox Family Worldwide, Inc. Financial Statements.

  TRANSACTIONS BETWEEN HAIM SABAN, OTHER EXECUTIVE OFFICERS AND SABAN

    From time to time, the Company has loaned and advanced funds and entered into certain agreements with its executive officers and directors. For a description of these loans, advances and agreements, see Note 10 of the Notes to Fox Family Worldwide, Inc. Financial Statements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report of Form 10-K for the fiscal year ended June 30, 1999.

    1. Financial Statements:

       Financial Statements are listed in the "Index to Financial Statements and Schedules" at page F-1.

    2. Schedules:

       Financial Statements schedules are listed in the "Index to Financial Statements and Schedules" at page F-1 herein.

    3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     (a) The Exhibits listed below are filed or incorporated by reference as part of this Report.

EXHIBIT NO.                             DESCRIPTION
-----------                             ------------

2.1         Agreement  and Plan of Merger dated as of June 11, 1997 by and among
               Fox Kids Worldwide, Inc., Fox Kids Merger Corporation and International Family Entertainment, Inc. (2)
2.2 Amended and Restated Agreement dated as of August 1, 1997 by and among Fox Kids Worldwide, Inc., Saban Entertainment, Inc., Fox Broadcasting Sub, Inc., Allen & Company Incorporated, Haim Saban and certain entities listed on Schedule A thereto. (2)
3.1         Corrected  Restated  Certificate of Incorporation of the Registrant,
               as amended.  (2)
3.2         Amended and Restated Bylaws of the Registrant.  (2)
4.1         Senior  Notes  Indenture  dated as of October 28,  1997  between Fox
               Kids Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes. (2)
4.2         Senior Discount Notes Indenture dated as of October 28, 1997 between Fox Kids Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes. (2)
10.1        Amended and Restated Strategic Stockholders Agreement dated as of
               August 1, 1997 by and among Haim Saban, certain entities listed on Schedule A thereto, Fox Broadcasting Company, Fox Broadcasting Sub, Inc., and Allen & Company Incorporated. (2)
10.2        Form  of  Indemnification  Agreement  and  Schedule  of  Indemnified
               Parties.  (2)
10.3        Employment  Agreement dated as of December 22, 1995 between Fox Kids
               Worldwide, L.L.C. and Haim Saban.  (1) +
10.4        Employment  Agreement dated as of September 1, 1996 between Fox Kids
               Worldwide,  Inc. and Shuki Levy;  Stock Option Agreement dated as of June 1, 1994 between Saban Entertainment, Inc. and Shuki Levy, as amended by Amendment No. 1. (2) +
10.5        Employment  Agreement  dates as of April 1,  1999 by and  among  Fox
               Family Management, L.L.C., Fox Family Worldwide, Inc. and Mel Woods. (7) +
10.6        Employment  Agreement  dated as of  September  15, 1997  between Fox
               Kids Worldwide, Inc. and Donna Cunningham, as amended by Amendment to Employment Agreement dated May 18, 1998. (6) +
10.7        Employment  Agreement  dated  as of  April  1,  1997  between  Saban
               Entertainment, Inc. and Mark Ittner.  (6) +
10.8        Amendment  No. 1 to Employment  Agreement  dated as of April 1, 1999 between Fox Family Worldwide, Inc. and Mark Ittner.  (7) +

10.9        Operating  Agreement  for Fox Kids  Worldwide,  L.L.C.,  dated as of
               December 22, 1995, by and
                 among Saban  Entertainment,  Inc.,  FCN  Holding,  Inc. and Fox
               Broadcasting Company.  (1)
10.10       Amendment  No. 1 to Operating  Agreement  dated as of September  26,
               1996, by and among Saban Entertainment, Inc., FCN Holding, Inc. and Fox Broadcasting Company. (1)
10.11       Amendment No. 2 to Operating  Agreement dated as of July 31, 1997 by and among Saban Entertainment, Inc., FCN Holding, Inc., Fox Broadcasting Company and Fox Kids Worldwide, Inc. (2)
10.12       Agreement Re Transfer of LLC Interests  dated as of July 31, 1997 by and among Fox Kids Worldwide, Inc., Fox Kids Worldwide, L.L.C. and Fox Broadcasting Company. (2)
10.13       Management  Agreement dated as of December 22, 1995 by and among Fox
               Kids Worldwide, L.L.C., Saban Entertainment, Inc. and FCNH Sub, Inc. (1)
10.14       Stock Ownership Agreement dated as of December 22, 1995 by and among Haim Saban, certain entities listed on Schedule 1.1(a) thereto and Fox Kids Worldwide, L.L.C. (2)
10.15       Amendment No. 1 to Stock  Ownership  Agreement dated as of September
               26, 1996 by and among Haim Saban, certain entities listed on Schedule "A" thereto, Fox Broadcasting Sub, Inc., and Fox Broadcasting Company. (2)
10.16       Home Video Rights  Acquisition  Agreement dated as of August 8, 1996 among Saban Entertainment, Inc., Ventura Film Distributors, B.V. and Twentieth Century Fox Home Entertainment. (3)
10.17       Form of Fox Broadcasting Company Station Affiliate Agreement.  (2)
10.18       Registration  Agreement  (the  "Saban/Fox  Registration  Agreement")
               dated as of December 22, 1995 among Saban Entertainment, Inc., Haim Saban, certain entities listed on Schedule A thereto, Fox Broadcasting Company, Inc., and FCN Holding, Inc. (2)
10.19       Amendment  No. 1 to  Saban/Fox  Registration  Agreement  dated as of
               September 27, 1996.  (2)
10.20       Guarantee  dated as of  December  22,  1995 by The News  Corporation
               Limited. (2)
10.21       10960  Wilshire  Boulevard  Office  Lease  dated as of July 17, 1995 between 10960 Property Corporation and Saban Entertainment, Inc. (2)
10.22       First  Amendment  to  10960  Wilshire  Boulevard  Lease  dated as of
               August 1, 1997.  (2)
10.23       Guaranty  of  Lease  by  The  News  Corporation   Limited  and  News
               Publishing Australia Limited in favor of Beacon Properties, L.P., dated as of August 1, 1997. (2)
10.24       Production  Facility Agreements dated as of June 7, 1994 and January
               5, 1994 between Magic Movie Studios of Valencia, Ltd. And Saban Entertainment, Inc. (2)
10.25       Second  Amended and Restated  Credit  Agreement  dated as of October
               28, 1997 among FCN Holding, Inc., International Family Entertainment, Inc. and Saban Entertainment, Inc. as Borrowers, and Fox Kids Holdings, LLC, as Guarantor, and the initial lenders named therein, as Initial Lenders, and Citicorp U.S.A., Inc. as Administrative Agent, and Citicorp Securities, Inc. and Bank Boston, N.A., as Co-Arrangers. (3)
10.26       Letter  Amendment  No. 1 to the Second  Amended and Restated  Credit
               Agreement dated as of November 18, 1997.  (3)
10.27       Letter  Amendment  No. 2 to the Second  Amended and Restated  Credit
               Agreement dated as of April 16, 1998.  (5)
10.28       Letter  Amendment and Waiver No. 3 to the Loan Documents dated as of
               June 29, 1998.  (6)
10.29       Letter  Amendment  and  Waiver  No.  4 to  the  Second  Amended  and
               Restated Credit Agreement dated as of May 26, 1999.
10.30       Amended and Restated Subordinated Note Agreement dated as of May
               19, 1998 by and among Fox Broadcasting Company, as lender, Fox Family Worldwide, Inc., f/k/a Fox Kids Worldwide, Inc.,
               as borrower, and Citicorp USA, Inc., as the Senior Representative for the Senior Creditors. (6)
10.31       Amended and Restated Subordinated Note Agreement dated as of May
               19, 1998 by and among Fox Family Worldwide, Inc. f/k/a Fox Kids Worldwide, Inc., as borrower, News America Incorporated f/k/a News American Holdings Incorporated, as lender, and Citicorp USA, Inc., as the Senior Representative for the Senior Creditors (6)
10.32       Subordinated Note dated as of June 28, 1999 between Fox Family
               Worldwide, Inc., as borrower, and Fox Broadcasting Company, as Subordinated Lender.
10.33       Funding  Agreement  dated as of June 11,  1997 by and among The News
               Corporation Limited, News Publishing Australia Limited and Fox Kids Worldwide, Inc. (2)
10.34       Guaranty dated as of June 11, 1997 by The News  Corporation  Limited in favor of International Family Entertainment, Inc.  (2)
10.35       Distribution  Agreement  dated as of August 21,  1992,  as  amended, between Saban International N.V. and Saban International Services, Inc. on the one hand and Toei Company Ltd. (2)
10.36       Memorandum  of Agreement  dated as of January 19, 1996 between Saban
               Merchandising, Inc. and Ventura Film Distributors, B.V. on the one hand and Bandai America Incorporated, on the other hand. (2)
10.37       Letter   Agreement  dated  as  of  January  1,  1995  between  Saban
               International, N.V. and Duveen Trading Ltd.  (2)
10.38       Barter  Syndication  Agreement  dated as of January 5, 1996  between
               Saban Entertainment, Inc. and Fox Broadcasting Company, Inc.  (2)
10.39       Agreement Re Registration Rights dated as of August 1, 1997 by and among Saban Entertainment, Inc., Haim Saban, certain entities listed on Schedule A to the Saban/Fox Registration Agreement, Fox Broadcasting Company, FCN Holding, Inc., Fox Kids Worldwide, Inc., Liberty Media Corporation and Liberty IFE, Inc. (2)
10.40       Amendment to  Affiliation  Agreement  dated June 11,  1997,  between
               International Family Entertainment, Inc. and Satellite Services, Inc. (Filed as exhibit 99.4.1 to International Family Entertainment's Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference). (3)
10.41       Letter of Amendment dated as of May 16, 1996, amending the
               International Family Entertainment, Inc. Family Channel Affiliation Agreement dated as of December 28, 1989, between Satellite Services, Inc. and International Family Entertainment, Inc. (Filed as Exhibit 10.28 to International Family Entertainment's Annual Report of Form 10-K/A for the year ended December 31, 1996, and incorporated herein by reference). (3)
10.42       Program  Time  Agreement  dated as of January 5, 1990,  between  The
               Christian Broadcasting Network, Inc. and International Family Entertainment, Inc. and Amendment No. 1 to Program Time Agreement dated as of June 11, 1997. (3)
10.43       International Family Entertainment,  Inc. Family Channel Affiliation
               Agreement, dated as of December 28, 1989, between Satellite Services, Inc. and International Family Entertainment, Inc. (Filed as Exhibit 10.8 to International Family Entertainment's
               Registration Statement on Form S-1 (NO. 33-45967), and incorporated herein by reference). (3)
10.44       Amendment,  dated as of January 1, 1994,  amending the International
               Family Entertainment, Inc. Family Channel Affiliation Agreement, dated as of December 28, 1989, between Satellite Services, Inc. and International Family Entertainment Inc. (3)
10.45       Registration  Rights Agreement dated August 1, 1997 by and among Fox
               Kids Worldwide, Inc., Liberty Media Corporation and Liberty IFE, Inc. (2)
10.46       Galaxy V  Transponder  Purchase  Agreement,  dated as of January 23,
               1992, between Hughes Communications Galaxy, Inc. and International Family Entertainment, Inc. (Filed as Exhibit 10.8 to International Family Entertainment's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).  (3)
10.47       GE C-3/C-4 Satellite Transponder Sales Agreement dates as of July
               7, 1989 between GE American Communications and The Christian Broadcasting Network Inc. (Filed as an exhibit to International Family Entertainment's Registration Statement on Form S-1 (No. 33-45967), and incorporated herein by reference). (3)
10.48       C-3/C-4 Satellite  Transponder Sales Agreement  Amendment Number One
               dated   as  of   December   15,   1989,   between   GE   American
               Communications, Inc. and the Christian Broadcasting Network, Inc. (3)
10.49       C-3/C-4 Satellite  Transponder Sales Agreement  Amendment Number Two
               dated   as  of   December   15,   1989,   between   GE   American
               Communications, Inc. and the Christian Broadcasting Network, Inc. (3)
10.50       Letter of Amendment dated September 30, 1991, re: C-3/C-4  Satellite
               Transponder Sales Agreement by and between GE American Communications, Inc. and The Christina Broadcasting Network, Inc. as predecessor in interest to International Family Entertainment, Inc. (3)
10.51 C-3/C-4 Satellite Transponder Sales Agreement Amendment Number Four dated as of November 24, 1992 by and between GE American Communications, Inc. and International Family Entertainment, Inc. License Agreement dated as of June 26, 1998 among Twentieth Century Fox Film Corporation and MTM Holding Company, Inc., MTM Enterprises, Inc. and certain of their respective subsidiaries.
               (3)
10.52       Subscription  Agreement  between Fox Kids Europe Holdings,  Inc. and
               Fox Broadcasting Company, dated as of June 28, 1999.
10.53       Exchange  Agreement  by and  among  Fox  Broadcasting  Company,  Fox
               Family Worldwide and Fox Kids Europe Holdings, Inc., dated as of June 28, 1999.
12.1        Ratio of Earnings (Deficiency) to Fixed Charges.
21.1        Subsidiaries of the registrant.
27.1        Financial Data Schedule.

------------
(1) Previously filed as an exhibit to the Registrant's Form S-1 on September 27, 1996
(2) Previously filed as an exhibit to the Registrant's Amendment No. 1 to Form S-1 on January 26, 1998
(3) Previously filed as an exhibit to the Registrant's Amendment No. 2 to Form S-1 on February 20, 1998
(4) Previously filed as an exhibit to the Registrant's Amendment No. 4 to Form S-4 on March 25, 1998
(5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
(6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998
(7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999

(8) Portions of exhibits deleted and granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidentiality.

+ Denotes employment contract.

    (b) Reports on Form 8-K

        No current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

        Supplemental Information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act: No annual report or proxy material has been sent to security holders. A copy of this Report will be sent to security holders of the Registrant.

                                  SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated:  September 27, 1999

                                                    FOX FAMILY WORLDWIDE, INC.

                                                    /S/ MEL WOODS
                                                    --------------------------
                                                    Mel Woods
                                                    President, Chief
                                                    Operating Officer  and
                                                    Chief Financial Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:


    SIGNATURE                          TITLE                      DATE
 /S/ HAIM SABAN            Chairman of the Board and Chief   September 27, 1999
---------------------      Executive Officer (Principal
    HAIM SABAN             Executive Officer)

 /S/ MEL WOODS             President, Chief Operating        September 27, 1999
---------------------      Officer, Chief Finanical Officer
    MEL WOODS              and Director
                           (Principal Financial Officer)

 /S/ MARK ITTNER           Senior Vice President of          September 27, 1999
---------------------      Finance and
    MARK ITTNER            Chief Accounting Officer
                           (Principal Accounting Officer)

 /S/ SHUKI LEVY            Director                          September 27, 1999
----------------------
    SHUKI LEVY

/s/ LAWRENCE JACOBSON      Director                          September 27, 1999
----------------------
LAWRENCE JACOBSON



                  INDEX TO FINANCIAL STATEMENT AND SCHEDULES

FOX FAMILY WORLDWIDE, INC.
    Report of Independent Public Accountants.................................F-2
    Report of Independent Auditors ..........................................F-3
    Consolidated Balance Sheets as of June 30, 1998 and 1999.................F-4
    Statements of Operations for each of the three years
      in the period ended June 30, 1999......................................F-5
    Statements of Stockholders' Equity (Deficit) and Comprehensive Income
      (Loss) for each of the three years in the period ended June 30, 1999...F-6 Statements of Cash Flows for each of the three years in the period ended June 30, 1999......................................F-7
    Notes to Financial Statements............................................F-9

FINANCIAL STATEMENT SCHEDULES
    Report of Independent Public Accountants

SCHEDULE I:   CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

   We have audited the accompanying consolidated balance sheets of Fox Family Worldwide, Inc. and its subsidiaries as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 1998 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
September 16, 1999

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
FCN Holding, Inc., Saban Entertainment, Inc. and Fox Kids Worldwide, L.L.C.

    We have audited the combined statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows of FCN Holding, Inc., Saban Entertainment, Inc. and Fox Kids Worldwide, L.L.C. (from and after the date of the Reorganization (Note 1), Fox Kids Worldwide, Inc.) for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of FCN Holding, Inc., Saban Entertainment, Inc. and Fox Kids Worldwide, L.L.C. (from and after the date of the Reorganization (Note 1), Fox Kids Worldwide, Inc.) for the year ended June 30, 1997, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

September 29, 1997

                          FOX FAMILY WORLDWIDE, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,    JUNE 30,
                                                             1998        1999
                                                          ----------   --------
                                                               IN THOUSANDS,
                                                             EXCEPT SHARE DATA
ASSETS:
Cash and cash equivalents............................... $   82,313  $   46,858
Restricted cash.........................................      8,000       8,204
Accounts receivable, net of allowance for doubtful
  accounts of $1,594 and $2,493 at June 30, 1998
  and 1999, respectively................................    132,053     145,050
Amounts receivable from related parties.................     58,043      19,082
Programming costs, net..................................    453,608     538,219
Property and equipment, net.............................     60,805      58,096
Deferred income taxes...................................     39,779      38,829
Intangible assets, net..................................  1,594,286   1,539,852
Other assets, net.......................................     87,137      77,684
                                                         ----------   ---------
    Total assets........................................ $2,516,024  $2,471,874
                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Accounts payable........................................ $   37,668  $   44,743
Accrued liabilities.....................................    204,679     190,664
Deferred revenue........................................     74,518      59,314
Accrued participations..................................     52,601      38,860
Deferred income taxes...................................     21,698      20,748
Bank and other debt.....................................  1,746,510   1,726,315
Amounts payable to related parties......................      2,954     113,973
                                                         ----------   ---------
    Total liabilities...................................  2,140,628   2,194,617
                                                         ----------   ---------

Commitments and contingencies
Series A Mandatorily Redeemable Preferred Stock,
  $0.001 par value; 500,000 shares authorized;
  345,000 shares issued and outstanding ($1,000
  per share liquidation value)..........................    345,000     345,000
                                                          ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $0.001 par value; 19,500,000 shares
    authorized; no shares issued or outstanding.........        --          --
  Class A Common Stock, $0.0001 par value; 16,000,000
    shares authorized, 160,000 shares
    issued and outstanding at June 30, 1998 and 1999,
    respectively........................................        --          --
  Class B Common Stock, $0.0001 par value; 16,000,000
    shares authorized, 15,840,000 shares
    issued and outstanding at June 30, 1998 and 1999,
    respectively........................................         16          16
  Contributed capital...................................     60,731      60,731
  Accumulated other comprehensive loss..................     (1,201)     (1,893)
  Accumulated deficit...................................    (29,150)   (126,597)
                                                          ----------   ---------
    Total stockholders' equity (deficit)................     30,396     (67,743)
                                                          ---------- -----------

    Total liabilities and stockholders' equity (deficit) $2,516,024  $2,471,874
                                                          ==========  ==========

                           See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                            STATEMENTS OF OPERATIONS

                                                        YEARS ENDED JUNE 30,
                                              ----------------------------------------
                                                  1997       1998            1999
                                              (COMBINED) (CONSOLIDATED) (CONSOLIDATED)
                                              ---------  -------------  -------------
                                                         IN THOUSANDS
Revenues..................................    $307,820     $664,458       $ 635,273
Costs and expenses:
    Production and programming............     186,575      356,664         315,504
    Selling, general and administrative...      61,263      141,394         159,973
    Depreciation..........................       1,203        9,370          10,083
    Amortization of intangibles...........          --       37,557          40,434
                                              ---------    ---------      ----------
                                               249,041      544,985         525,994

Operating income..........................      58,779      119,473         109,279

Equity in loss of unconsolidated affiliate       1,546        6,790           5,088
Other expense (income), net...............          --            8            (506)
Interest expense, net.....................       2,226      134,002         169,107
                                              ---------    ---------      ----------
Income (loss) before provision for
    income taxes..........................      55,007      (21,327)        (64,410)
Provision for income taxes................      14,567        3,446           1,989
                                              ---------    ---------      ----------
Net income (loss).........................    $ 40,440     $(24,773)      $ (66,399)
                                              =========    =========      ==========



                           See accompanying notes.

                                                   FOX FAMILY WORLDWIDE, INC.

                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                 AND COMPREHENSIVE INCOME (LOSS)
                                                         (In Thousands)


                              PREFERRED CLASS A                                    ACCUMULATED
                               MEMBERS INTEREST      COMMON STOCK                     OTHER        RETAINED
                              ------------------   ----------------   CONTRIBUTED  COMPREHENSIVE   EARNINGS            COMPREHENSIVE
                              SHARES      AMOUNT   SHARES    AMOUNT     CAPITAL    INCOME (LOSS)   (DEFICIT)    TOTAL  INCOME (LOSS)
                              ------      ------   ------    ------   -----------  -------------   ---------   ------- -------------
 Balance at June 30,
 1996 (combined).............    --      $ 40,000       3    $    2   $   49,245      $    (11)   $ (16,405)   $ 72,831
  Issuance of Preferred
   Class A Members
   Interest..................    --        10,000      --        --           --            --           --      10,000
  Capital contribution.......    --            --      (1)       (1)           1            --           --         --
  Capital contributions......    --            --      --        --        5,376            --           --       5,376
  Related party tax
   obligation................    --            --      --        --        4,832            --           --       4,832
  Exchange loss on
   translation of foreign
   subsidiaries'
   financial statements......    --            --      --        --           --          (792)          --        (792)   $   (792)
  Net income.................    --            --      --        --           --            --       40,440      40,440      40,440
                             ------        ------  ------    ------   ----------      ---------   -----------   --------    --------
Balance at June 30, 1997
(combined)..................     --        50,000       2         1       59,454          (803)      24,035     132,687    $ 39,648
                                                                                                                            ========
  Transactions related
   to reorganization:
   Exchange of Preferred
    Class A
    Members Interest.........    --       (50,000)     --        --           --            --           --     (50,000)
    Issuance of Class A
    Common Stock.............    --            --     160        --           --            --           --         --
   Issuance of Class B
    Common Stock.............    --            --  15,840        16           (5)           --           --         11
   Exchange of Common
    Stock....................    --            --      (2)       (1)          --            --           --         (1)
  Capital contributions......    --            --      --        --        1,282            --           --       1,282
  Dividends on Series A
   Mandatorily
   Redeemable Preferred
   Stock.....................    --            --      --        --           --            --      (28,412)    (28,412)
  Exchange loss on
   translation of foreign
   subsidiaries'
   financial statements......    --            --      --        --           --          (398)          --        (398)   $   (398)
  Net loss...................    --            --      --        --           --            --      (24,773)    (24,773)    (24,773)
                             ------        ------  ------    ------   ----------      ---------   -----------   --------    --------
Balance at June 30, 1998
(consolidated)                   --            --  16,000        16       60,731        (1,201)     (29,150)     30,396    $(25,171)
                                                                                                                            ========
  Dividends on Series A
   Mandatorily
   Redeemable Preferred
   Stock.....................    --            --      --        --           --            --      (31,048)    (31,048)
  Exchange loss on
   translation of foreign
   subsidiaries'
   financial statements......    --            --      --        --           --          (692)          --        (692)   $   (692)
  Net loss...................    --            --      --        --           --            --      (66,399)    (66,399)    (66,399)
                             ------        ------  ------    ------   ----------      ---------   -----------   --------    --------
Balance at June 30, 1999
(consolidated)..............     --        $   --  16,000    $   16   $   60,731      $ (1,893)   $(126,597)   $(67,743)   $(67,091)
                             ======        ======  ======    ======   ==========      =========   ==========   =========   =========


                                                     See accompanying notes

                                    FOX FAMILY WORLDWIDE, INC.

                                     STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED JUNE 30,
                                                   ---------------------------------------
                                                     1997        1998             1999
                                                  (COMBINED) (CONSOLIDATED)  (CONSOLIDATED)
                                                  ---------- --------------  -------------
                                                              IN THOUSANDS
OPERATING ACTIVITIES:
Net income (loss)................................ $ 40,440    $  (24,773)      $ (66,399)
Adjustments  to reconcile net income (loss) to
    net cash provided by operating activities:
  Amortization of programming costs..............  144,713       291,878         277,808
  Depreciation...................................    1,203         9,370          10,083
  Amortization of intangibles....................       --        37,557          40,434
  Amortization of debt issuance costs............       --         2,453           3,253
  Equity in loss of unconsolidated affiliate.....    1,546         6,790           5,088
  Non-cash interest expense......................       --        50,410          66,746
Changes in operating assets and liabilities:
   Restricted cash...............................       --            --            (204)
   Accounts receivable...........................  (10,210)       61,957         (12,997)
   Amounts receivable from related parties.......    3,860       (29,836)         38,961
   Other assets..................................   (1,664)      (59,004)          4,699
   Accounts payable and accrued liabilities......   17,255       (40,807)         (6,940)
   Accrued participations........................   10,103       (11,442)        (13,741)
   Deferred income taxes.........................   14,665         7,977              --
   Deferred revenue..............................  (27,088)       13,309         (15,204)
                                                   -------     ---------       ---------
       Net cash provided by operating activities   194,823       315,839         331,587
                                                   -------     ---------       ---------

INVESTING ACTIVITIES:
Purchase of property and equipment...............   (3,435)      (10,515)        (11,394)
Proceeds from sale of property and equipment
  and assets held for sale, net..................       --         3,376              --
Additions to production and programming costs.... (201,814)     (326,092)       (358,399)
Acquisition of International Family
  Entertainment, Inc.............................       --    (1,370,076)             --
Intangible assets................................       --            --          14,000
Cash acquired in acquisitions....................       --        19,296              --
Sale of marketable securities....................       --        61,396              --
Other............................................   (8,648)       (4,390)         (4,279)
                                                  ---------   -----------      ---------
       Net cash used in investing activities..... (213,897)   (1,627,005)       (360,072)
                                                  ---------   -----------      ----------

FINANCING ACTIVITIES:
Proceeds from bank borrowings....................   52,569     1,282,063          25,622
Payments on bank borrowings......................   (9,917)     (837,924)       (137,296)
Dividends on Preferred Stock.....................       --       (28,412)        (31,048)
Proceeds from issuance of Preferred Class A
  Members interest...............................   10,000            --              --
Proceeds from NAHI Bridge loan...................       --       345,514              --
Paydown on NAHI Bridge loan......................       --      (250,886)           (267)
Proceeds from Fox Subordinated Debt..............       --            --          25,000
Issuance of Senior Notes.........................       --       475,000              --
Issuance of Senior Discount Notes................       --       375,001              --
Issuance of Common Stock.........................       --            10              --
Advances (to) from related parties...............  (20,285)        4,236         111,019
Capital contributions to related parties.........     (460)           --              --
                                                   --------    ---------       ---------
       Net cash provided by (used in)financing
          activities.............................   31,907     1,364,602          (6,970)
                                                   --------    ---------       ---------

Increase (decrease) in cash and cash equivalents.   12,833        53,436         (35,455)

Cash and cash equivalents at beginning of year...   16,044        28,877          82,313
                                                   --------    ---------       ---------
Cash and cash equivalents at end of year......... $ 28,877    $   82,313       $  46,858
                                                   ========    =========       =========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Cash paid during the year for:
   Interest (net of amounts capitalized)......... $  1,466    $   65,860       $  86,874
                                                   ========   ==========       =========
   Income taxes.................................. $  3,553    $    2,202       $   2,296
                                                   ========   ==========       =========


                           See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT ACTIVITIES

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

   The Company is an integrated global children's and family entertainment company, which develops, acquires, produces, broadcasts and distributes quality television programming. The Company's principal operations comprise (i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel, (ii) Saban, whose library of approximately 5,800 half-hours of completed and in-production children's programming is among the largest in the world, (iii) the Fox Kids Network ("Fox Kids"), one of the leading U.S. children's broadcast television network, and a growing business of Fox Kids'-branded cable and DTH satellite channels operating in approximately 39 countries and 13 languages worldwide. Through these operating units, the Company has the ability to manage properties and brands from their creation through production, distribution and merchandizing of related consumer products. As the distributor of Fox Kids programming on Fox Kids and owner and operator of the Fox Family Channel, the Company controls the distribution of programming on both a major broadcast network and a widely distributed cable network.

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

   The financial statements of the Company as of June 30, 1997 together with the results of operations for the year ended June 30, 1997, reflect the combined financial statements of FCN Holding, Saban and the LLC. The financial statements of the Company as of and for the years ended June 30, 1998 and 1999 reflect the consolidated financial statements of Fox Family Worldwide and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                          FOX FAMILY WORLDWIDE, INC.


  THE REORGANIZATION

   The Company was incorporated in August 1996 under Delaware law as a holding company of FCN Holding and Saban. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of IFE (see Note 3), (i) a wholly owned indirect subsidiary of Fox Broadcasting Company ("Fox Broadcasting"), exchanged its capital stock in FCN Holding, which indirectly owns Fox Children's Network, Inc. ("FCN") for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the Saban Stockholders exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for the Fox Subordinated Note.

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

   As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with Fox Broadcasting Sub as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Mandatorily Redeemable Preferred Stock or to redeem the Series A Mandatorily Redeemable Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by News Corp., or (iii) under the Funding Agreement, and either News Corp. or News Publishing Australia Limited ("NPAL"), a wholly owned subsidiary of News Corp., provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50,000,000, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50,000,000 may be converted into shares of Class B Common Stock. If Fox Broadcasting Sub elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from Fox Broadcasting up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50,000,000 of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If Fox Broadcasting elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements for the years ended June 30, 1998 and 1999 include the accounts of FCN Holding, Fox Kids Worldwide LLC, Saban, IFE and all of their majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method. All significant intercompany balances have been eliminated.

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

  PRODUCTION AND PROGRAMMING COSTS

   Programming costs, consisting of direct production costs, acquisition of story rights, costs to acquire distribution rights, allocable production overhead, interest and exploitation costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize programming costs in which the Company owns or controls distribution rights. Under such method, costs accumulated in the production of a program are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as programming cost inventories are amortized.

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

   The Company leases its product to distributors and broadcasters and sells advertising time throughout the world. The Company performs periodic credit evaluations of its customers' condition and generally does not require collateral. Generally, payment is received in full or in part prior to the Company's release of product to such distributors and broadcasters. At June 30, 1998 and June 30, 1999, substantially all of the Company's trade receivables were from customers in the entertainment or broadcast industries or from advertising agencies. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment and broadcast industries or advertising agencies consistently have been within management's expectations.

  CASH AND CASH EQUIVALENTS

   For the purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid investments that are both readily convertible into cash and with maturities when purchased of three months or less to be cash equivalents.

  RESTRICTED CASH

   Restricted cash represents amounts held by financial institutions as collateral on outstanding debt.

  FINANCIAL INSTRUMENTS

   Financial instruments are carried at historical cost which approximate fair value.

  PROPERTY AND EQUIPMENT, NET

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

  INTANGIBLE ASSETS, NET

   The intangible assets resulting from the acquisition of IFE are amortized over an estimated useful life of 40 years using the straight-line method. The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate the future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. Accumulated amortization of intangibles as of June 30, 1998 and 1999 was $37,557,000 and $77,991,000,
respectively. For the year ended June 30, 1999, intangible assets related to the IFE acquisition was reduced by $14,000,000 due to the favorable resolution of certain pre-acquisition tax contingencies.

  OTHER ASSETS, NET

   Included within other assets, net are debt issuance costs and deferred loan fees incurred in connection with the issuance of the Senior Notes and the Senior Discount Notes and the Amended Credit Facility (see Note 6). Such costs and fees are being amortized over the term of the debt using the straight line method. Accumulated amortization of debt issuance costs and deferred loan fees was $2,453,000 and $5,706,000 as of June 30, 1998 and 1999, respectively.

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

   Gains and losses arising from foreign currency transactions are included in determining net income for the period. The aggregate transaction losses for the years ended June 30, 1997, 1998 and 1999, were $(643,000), $(1,442,000), and
($1,596,000), respectively.

     The cumulative translation adjustment included in accumulated other comprehensive income (loss) in stockholders' equity (deficit) at June 30, 1997, 1998 and 1999, represents the Company's net unrealized exchange losses on the translation of foreign subsidiaries' financial statements.

  COMPREHENSIVE INCOME (LOSS)

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the year beginning July 1, 1998. This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners.

  INCOME TAXES

   In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that included the enactment date.

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

  NEW ACCOUNTING PRONOUNCEMENT

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

   The Company is currently reviewing this statement and will apply such provisions as deemed appropriate.

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

   The Company financed the IFE Acquisition, in part, by borrowing $1.25 billion pursuant to the Existing Credit Facility as described below. On August 1, 1997, the Company borrowed $602,000,000 under the Existing Credit Facility to finance the purchase price of the Privately Owned Shares (and to refinance certain indebtedness of Saban outstanding on the closing date of the acquisition of the

Privately Owned Shares). On September 4, 1997, the Company borrowed $648,000,000 under the Existing Credit Facility in order to finance in part the cash consideration payable to the remaining former public holders of the outstanding shares of IFE stock for their shares in the merger, to cash out existing options held by IFE senior executives and employees, to refinance certain indebtedness of IFE and to pay certain related fees and expenses.

   The IFE Acquisition has been accounted for as a purchase. IFE's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date allocated as follows (in thousands):


     Accounts receivable........................................    $  130,694
     Film and television costs..................................       181,360
     Other assets...............................................       135,877
     Intangible assets..........................................     1,631,843
     Liabilities assumed, including severance and
        related reserves of $36,500.............................      (383,994)
     Cash on hand...............................................        19,296
     Preferred stock issuance...................................      (345,000)
                                                                    ----------
     Cash purchase price........................................    $1,370,076
                                                                    ==========




   The Company has made severance and related payments of $19,850,000 from the date of acquisition to June 30, 1998 and $8,873,000 for the year ended June 30, 1999. The results of operations of IFE since the purchase date of August 1, 1997 have been included with the Company's results of operations.

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


                                                          YEARS ENDED JUNE 30,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
     Revenues..........................................   $614,618   $688,943
     Operating income..................................    124,793    123,798
     Net loss..........................................   $(32,129)  $(45,610)


4.    PROGRAMMING COSTS

   Programming costs, net of accumulated amortization, are comprised of the following (in thousands):


                                                      JUNE 30, 1998
                                          -------------------------------------
                                                                        NET
                                                      ACCUMULATED   PROGRAMMING
                                            COST      AMORTIZATION     COSTS
                                         -----------  ------------  -----------
     Children's programming............. $1,081,397   $  900,785    $  180,612
     Family programming, movies and
       mini-series......................    413,507      214,006       199,501
     Projects in production.............     67,070           --        67,070
     Development........................      6,425           --         6,425
                                         -----------  -----------  -----------
                                         $1,568,399   $1,114,791    $  453,608
                                         ===========  ===========  ===========



                                                      JUNE 30, 1999
                                          -------------------------------------
                                                                        NET
                                                        ACCUMULATED PROGRAMMING
                                            COST       AMORTIZATION    COSTS
                                          ----------   ------------ -----------

     Children's programming.............  $1,289,026   $1,064,308   $  224,718
     Family programming, movies and
        mini-series.....................     562,304      328,291      234,013
     Projects in production.............      72,172           --       72,172
     Development........................       7,316           --        7,316
                                          ----------   -----------  ----------
                                          $1,930,818   $1,392,599   $  538,219
                                          ==========   ==========   ===========




   Future estimated program commitments at June 30, 1999 are approximately $167 million.

     Based on the Company's estimate of future revenues, approximately 69% of unamortized released programming costs at June 30, 1999 will be amortized during the three years ending June 30, 2002. Interest amounting to $1,146,000, $3,160,000, and $3,128,000 was capitalized to programming costs for the years ended June 30, 1997, 1998 and 1999, respectively. Capitalized depreciation expense for the years ended June 30, 1997, 1998 and 1999 amounted to $2,023,000, $2,459,000 and $4,020,000, respectively.

5.    PROPERTY AND EQUIPMENT, NET

   Property and equipment is comprised of the following (in thousands):

                                                     JUNE 30,     JUNE 30,
                                                       1998         1999
                                                     ---------   ---------
     Studio and other equipment...................   $ 19,087    $ 25,424
     Satellite transponders.......................     39,596      39,596
     Office furniture and fixtures................     13,451      16,119
     Leasehold improvements.......................      6,161       7,869
     Other........................................      2,493       2,478
                                                     ---------   ---------
                                                       80,788      91,486
     Less accumulated depreciation................    (19,983)    (33,390)
                                                     ---------   ---------
                                                     $ 60,805    $ 58,096
                                                     =========   =========

6.    BANK AND OTHER DEBT

   Bank and other debt is comprised of the following (in thousands):

                                                          JUNE 30,    JUNE 30,
                                                            1998        1999
                                                         ----------  ----------
     Senior Notes......................................  $ 475,000   $  475,000
     Senior Discount Notes, net of unamortized
        discount of $217,038 and $174,935 at June
        30, 1998 and 1999, respectively................    401,632      443,735
     NAHI Bridge Note..................................    107,631      119,056
     Fox Subordinated Notes............................    119,448      157,399
     Citicorp USA, secured revolving line of
        credit; interest at prime rate (7.75% at
        June 30, 1999) plus 1.25% or six month
        LIBOR (5.30% at June 30, 1999) plus 2.25%;
        maximum borrowings of $355,000.................    280,000      305,000
     Citicorp USA; secured term loan facility;
        interest at prime rate (7.75% at June 30,
        1999) plus 1.25% or six month LIBOR (5.30%
        at June 30, 1999) plus 2.25%; maximum
        borrowings of $215,000.........................    340,000      215,000
     Secured lines of credit with varying due dates
        between December 12, 1999 and April 18,
        2002; maximum borrowing availability
        $11,182 at June 30, 1999; varying interest
        rates between 3.32% and 5.40%..................     20,323       10,249
     Other.............................................      2,476          876
                                                         ----------  ----------
                                                         $1,746,510  $1,726,315
                                                         ==========  ==========


   Payments of bank and other debt in future periods are as follows (in thousands):


     YEAR ENDING JUNE 30,
     2000.................................................... $    3,792
     2001....................................................     40,676
     2002....................................................     88,133
     2003....................................................    100,952
     2004....................................................    229,671
     Thereafter..............................................  1,263,091
                                                              ----------
                                                              $1,726,315
                                                              ==========



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

   In October 1997, upon consummation of the Company's Offering, the Old
Credit Facility was amended (the "Amended Credit Facility") to provide a $355,000,000 seven-year term loan, subsequently reduced to $215,000,000 as of June 30, 1999, and a $355,000,000 seven-year reducing revolving credit facility. The Company is not a borrower under the Amended Credit Facility but is a guarantor. A wholly-owned subsidiary of the Company, Fox Kids Holdings, LLC was created by the Company to hold the equity interests of FCN Holding, Saban and IFE (which will remain borrowers) and guarantee the Amended Credit Facility.

   The collateral for the Amended Credit Facility is limited to the equity interests of Fox Kids Holdings, LLC, the borrowers and their subsidiaries (subject to certain limitations for foreign and less than wholly owned subsidiaries) and intercompany indebtedness. Scheduled payments on the term loan will begin September 28, 2000, with 10% of the term loan being reduced in year 3 of the loan, 20% in each of years 4 and 5 and 25% in each of years 6 and 7. Scheduled quarterly reductions to the revolving credit commitment will begin September 27, 2002, with 15% of the commitment being reduced in each of years 5 and 6 and 70% in year 7.

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

   On October 28, 1997, the Company issued $475,000,000 aggregate principal amount of 9-1/4% Senior Notes Due 2007 ("Senior Notes") and $618,670,000 aggregate principal amount at maturity of 10-1/4% Senior Discount Notes Due 2007 ("Senior Discount Notes" and collectively the "Notes") in a transaction not registered under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act. Gross proceeds from the offering amounted to $850,000,000. The discount on the Senior Discount Notes is being accreted under the effective interest method.

   Cash interest on the Senior Notes will be payable semi-annually in arrears on each May 1 and November 1, commencing May 1, 1998. Cash interest will not accrue or be payable on the Senior Discount Notes prior to November 1, 2002.

Thereafter, cash interest on the Senior Discount Notes will be payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2003. However, at any time prior to November 1, 2002, the Company may elect (the "Cash Interest Election") on any interest payment date (the date of such Cash Interest Election, the "Cash Interest Election Date") to commence the accrual of cash interest from and after the Cash Interest Election Date, in which case the principal amount at maturity of each Senior Discount Note will on such interest payment date be reduced to the accreted value of such Senior Discount Note as of such interest payment date, and cash interest (accruing at a rate of 10-1/4% per annum from the Cash Interest Election Date) shall be payable with respect to such Senior Discount Note on each interest payment date thereafter.

   The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                                   REDEMPTION
     YEAR                                                            PRICE
     ----                                                          ----------
     2002........................................................   104.63%
     2003........................................................   103.08%
     2004........................................................   101.54%
     2005 and thereafter.........................................   100.00%



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

                                                                  REDEMPTION
     YEAR                                                           PRICE
     ----                                                         ----------
     2002.......................................................   105.13%
     2003.......................................................   103.42%
     2004.......................................................   101.71%
     2005 and thereafter........................................   100.00%


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

   Upon the occurrence of a change of control, the Company shall be obligated to make an offer to purchase (a "Change of Control Offer"), on a business day (the "Change of Control Purchase Date") not more than 60 nor less than 30 days following the occurrence of the change of control, all of the then outstanding Notes tendered at a purchase price in cash (the "Change of Control Purchase Price") equal to (x) with respect to the Senior Notes, 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the Change of Control Purchase Date and (y) with respect to the Senior Discount Notes, 101% of the accreted value on the Change of Control Purchase Date, unless the Change of Control Purchase Date is on or after the earlier to occur of November 1, 2002 and the Cash Interest Election Date, in which case such Change of Control Purchase Price shall be equal to 101% of the aggregate principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the Change of Control Purchase Date. The Company shall be required to purchase all Notes tendered into the Change of Control Offer and not withdrawn. The Change of Control Offer is required to remain open for at least 20 business days and until the close of business on the Change of Control Purchase Date.

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

   The initial Fox Subordinated Note accretes interest at the rate of 10.42% and is due on May 1, 2008. An additional Fox Subordinated Note in the amount of $25 million was issued in June 1999 and accretes interest at the rate of 20% and is due on June 28, 2009. The payment of principal and interest under the Fox Subordinated Notes are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

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

7. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                          JUNE        JUNE
                                                        30, 1998    30, 1999
                                                        ---------   ---------
     Deferred tax liabilities:
           Accounts receivable.......................   $  1,224    $    927
           Property and equipment....................     11,670       9,497
           Contract discount.........................      7,120       2,184
           State taxes...............................         --         103
           Other.....................................      1,684       8,037
                                                        ---------   ---------

     Total deferred tax liabilities..................     21,698      20,748
                                                        ---------   ---------
     Deferred tax assets:
           Deferred revenue..........................      6,008       1,926
           Programming costs.........................     34,909      20,362
           Accrued expenses and reserves.............     34,955      20,693
           Loss carryforwards........................     20,496      75,329
           Other.....................................      3,796       4,688
                                                        ---------   ---------
     Total deferred tax assets.......................    100,164     122,998
     Valuation allowance for deferred tax assets.....    (60,385)    (84,169)
                                                        ---------   ---------
     Deferred tax assets.............................     39,779      38,829
                                                        ---------   ---------
     Net deferred tax assets.........................   $ 18,081    $ 18,081
                                                        =========   =========



   The Company currently has approximately $175,600,000 of operating loss carryforwards which will expire at various dates through June 30, 2019. Approximately $12,500,000 of the operating loss carryforwards are separate return year losses. As such federal and state income tax law and regulations might limit utilization.

   Management has determined that as of June 30, 1999, $84,169,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $35,000,000 of the valuation allowance relates to deferred tax assets acquired in the IFE acquisition. (See Note 3--Acquisition of International Family Entertainment, Inc.) Accordingly, no benefit to the income statement will be recorded if these deferred tax assets are realized.

   For financial reporting purposes, income before income taxes includes the following components (in thousands):


                                                     YEARS ENDED JUNE 30,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 ---------  --------   --------
     Pretax income (loss):
         United States........................   $ 31,605   $(45,733)  $(86,202)
         Foreign..............................     23,402     24,406     21,792
                                                 ---------  ---------  ---------
                                                 $ 55,007   $(21,327)  $(64,410)
                                                 =========  =========  =========


   Significant components of the provision for income taxes are as follows (in thousands):

                                                     YEARS ENDED JUNE 30,
                                                 -----------------------------
                                                   1997      1998      1999
                                                 ---------  -------   --------
     Current:
         Federal..............................   $  3,430   $    --   $     --
         State................................       (508)       --        500
         Foreign..............................      1,881     1,766      1,489
                                                 ---------  -------   --------
                                                    4,803     1,766      1,989
     Deferred:
         Federal..............................      6,970     1,470         --
         State................................      2,794       210         --
         Foreign..............................         --        --         --
                                                 ---------  -------   --------
                                                    9,764     1,680         --
                                                 ---------  -------   --------
                                                 $ 14,567   $ 3,446   $  1,989
                                                 =========  =======   ========




   The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes:

                                                     YEARS ENDED JUNE 30,
                                                 -----------------------------
                                                   1997      1998      1999
                                                 ---------  -------   --------
         Tax at U.S. statutory rates..........         35 %    (35)%      (35)%
         State taxes, net of federal benefit..          3       (5)        (4)
         Earnings from foreign operations
           taxed at a lower rate than the
           U.S. rate..........................        (12)     (38)       (10)
         U.S. operating loss for which no
           federal and state benefit
           was derived........................         --       23         26
         Non-deductible amortization of
           intangibles........................         --       71         24
         Other................................         --       --          2
                                                 ---------  --------  --------
                                                       26 %     16 %        3 %
                                                 =========  =======   ========



   Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $127,800,000 at June 30, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. It is possible that the Internal Revenue Service could under certain theories attempt to tax the foreign subsidiaries' income. Currently, management of the Company believe that any such theories would be without merit.

8. COMMITMENTS AND CONTINGENCIES

  LEASES

   In July 1995, the Company entered into a ten-year lease commencing on April 1, 1996 for office space in Los Angeles, California subject to two separate five year extension options. The lease provides for early termination at the end of the sixth and eighth years upon payment of a termination fee. The lease calls for monthly payments plus maintenance and property tax payments. The Company also leases other facilities throughout the world on an as needed basis expiring at various dates.

   Noncancellable future minimum payments for the remainder of the initial, noncancellable lease periods are as follows (in thousands):


     YEAR ENDING JUNE 30,
     --------------------
     2000....................................................    $  9,436
     2001....................................................       8,849
     2002....................................................       9,123
     2003....................................................       8,254
     2004....................................................       7,740
     Thereafter..............................................      17,484
                                                                 --------
                                                                 $ 60,886
                                                                 ========


   Rent expense for the years ended June 30, 1997, 1998 and 1999, net of amounts capitalized, was approximately $2,573,000, $5,098,000 and $6,392,000, respectively.

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

  EMPLOYMENT AGREEMENTS

   The Company has entered into employment agreements with certain key members of management. Such agreements are for terms originally ranging from one to six and one-half years and generally include bonus provisions. Future minimum payments under these agreements approximate $50,867,000, of which $23,047,000 is due in 2000, $14,720,000 is due in 2001, $8,322,000 is due in 2002, $2,874,000
is due in 2003, $1,614,000 is due in 2004 and $290,000 is in 2005.

9.    PROFIT SHARING PLAN

   The Company has a qualified tax deferred profit sharing plan (the Plan) for all of its eligible employees. Under the Plan, employees become eligible on the first January 1 following such employees' completion of six months of service with the Company. Each participant is permitted to make voluntary contributions, not to exceed 15% of his or her respective compensation and the applicable statutory limitations, which are immediately 100% vested. The Company, at the discretion of the Board of Directors, may make matching contributions to the Plan. Related expense for the years ended June 30, 1997, 1998 and 1999, was approximately $101,000, $122,000 and $448,000, respectively.

   IFE had a 401(k) retirement savings plan (the "401(k) Plan") which covered the majority of its employees. Subject to certain limitations, employees were permitted to contribute up to 15% of their compensation to the 401(k) Plan. IFE's contribution to the 401(k) Plan was discretionary as determined annually by the Company's Board of Directors. IFE contributed $349,000 to the 401(k) Plan for the year ended June 30, 1998. As of January 1, 1999, the 401(k) Plan was terminated and the participating employee contributions were transferred to the Company's Plan.

10.   OTHER RELATED PARTY TRANSACTIONS

   The following amounts are included within the statements of operations and balance sheets in relation to related party transactions (in thousands):

                                                     YEARS ENDED JUNE 30,
                                                 -----------------------------
                                                   1997       1998      1999
                                                 --------  ---------  --------
     STATEMENT OF OPERATIONS
     Revenues...........................         $21,316   $131,980   $106,205
     Production and programming costs(1)           4,301      6,456      7,179
     Selling, general and
       administrative expenses..........           2,322      5,328      9,090
     Interest expense...................             854     23,871     24,642


                                                            JUNE       JUNE
                                                          30, 1998   30, 1999
                                                          ---------  ---------
     BALANCE SHEETS
     Accounts receivable from related parties..........   $ 58,043   $ 19,082
     Other assets......................................        652         --
     Accounts payable..................................      4,984      3,542
     Accrued liabilities...............................     15,984      4,775
     Deferred revenue..................................      5,577      6,185
     NAHI Bridge Note..................................    107,631    119,056
     Fox Subordinated Note.............................    119,448    157,399
     Amounts payable to related parties................      2,954    113,973
------------

(1) Comprises satellite transponder, engineering and technical support costs.

   Receivables from related parties include advances of $4,174,000 and $4,023,000 at June 30, 1998 and 1999, respectively, to certain non-stockholder officers and directors of the Company.

   The Company distributes product to related parties in the normal course of business, and accordingly, included in accounts receivable from related parties are $39,578,000 and $14,045,000 due from those related parties at June 30, 1998 and 1999, respectively.

   The Company and Fox Broadcasting were parties to a Barter Syndication Agreement dated as of January 5, 1996, pursuant to which the Company engaged Fox Broadcasting to provide barter advertising sales for the 1997-1998 broadcast season for the Company's syndicated programming. In consideration for the services rendered by Fox Broadcasting to the Company, the Company agreed to pay Fox Broadcasting a barter advertising sales fee of $840,000 for the 1997-1998 broadcast season.

   Related companies of Fox Broadcasting have funded certain of the operations of the Company from its inception through loans to the Company. Amounts due to the related companies of Fox Broadcasting in connection therewith, including interest, totaled $2,954,000 and $13,973,000 at June 30, 1998 and 1999,
respectively.

   The Company broadcasts Fox Kids U.K., a cable and satellite channel via analogue transponder. The channel is distributed as part of British Sky Broadcasting, Group plc's ("BSkyB") Sky Multichannels DTH package. News Corp. holds an approximately 40% interest in BSkyB, a public company. As part of its agreement with BSkyB, the Company acquired for approximately $3,100,000, certain of BSkyB's United Kingdom license rights to children's programming which had been previously acquired by BSkyB. Additionally, the Company will enter into an analog transponder sublease agreement with BSkyB through February 1, 2001 subject to extension in certain circumstances requiring a financial commitment of approximately $28,000,000 and a five-year digital transponder and uplink sublease agreement, commencing in late 1998, requiring a financial commitment of approximately $5,600,000. In addition, BSkyB provides support services for the Company for a fee equal to 15% of net revenue, as defined in the agreement.

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

   In connection with Haim Saban's employment agreement, the Company agreed to reimburse Haim Saban for all out-of-pocket costs and expenses for domestic and international travel, including private air charter which may include aircraft owned directly or indirectly by Haim Saban. The Company has entered into a contract to charter Haim Saban's or another similar airplane for a minimum of fifty charter hours during a twelve month period. For the twelve months ended June 30, 1997, 1998 and 1999, the Company has paid approximately $875,000, $730,000 and $722,000, respectively, for such services.

   The Company currently leases and distributes its entertainment properties (e.g., motion pictures, television programs, merchandising and licensing rights) in Israel through Duveen Trading Ltd. (Distributor), a corporation wholly-owned by Haim Saban's brother. The term of the agreement extends through December 31, 2000, subject to extension by the Company for an additional three years. At June 30, 1998 and 1999, the Company was due $500,000 under this agreement.

   The Company is party to a music services agreement (the "Music Agreement") with 5161 Corporation ("5161"), a corporation wholly owned by Haim Saban, the Chief Executive Officer of the Company. Under the terms of the Music Agreement, the Company acquires substantially all of the original theme music, underscores, cues and songs it uses in programming produced by the Company from 5161. In addition, the Company has the royalty-free right to use the compositions in articles of merchandise such as home video units, video games and interactive toys and has been granted the non-exclusive, worldwide, and perpetual license to use the music to (i) synchronize and perform compositions in theatrical motion pictures and (ii) synchronize compositions in all other forms of programming.

The Company creates and owns all right, title and interest in master recordings of compositions for use in the Company's programming, and the Company owns the proceeds derived from all forms of exploitation thereof. In consideration for providing the compositions to the Company, 5161 receives no payment from the Company but is entitled to receive all publishing income derived from the exploitation of such compositions. 5161 does reimburse the Company for certain costs associated with the creation of the compositions, which amounted to $374,000, $451,000 and $301,000, respectively, for the years ended June 30, 1997, 1998 and 1999. At June 30, 1998 and 1999, approximately $378,000 and
$126,000, respectively, was owed to 5161 by the Company in connection with royalties collected by the Company on behalf of 5161.

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

   In April 1998, the Company sold its ownership interest in Fit TV and certain other assets to Fox/Liberty Networks, LLC, a joint venture between News Corp. and Liberty Media Corporation, a wholly owned subsidiary of Tele-Communications, Inc. for $15,000,000. The Company acquired Fit TV in August 1997 as part of the IFE Acquisition.

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

   In May 1996, the Company entered into an agreement with Fox Video (the "Fox Video Agreement") for the production and distribution of a live-action feature film for the home video market based upon the animated character of CASPER (the "Film") which was released by Fox Video in the United States on September 9, 1997. The Company and Fox Video each contributed one-half of the production costs of the Film subject to the rights of both parties to recoup certain of these costs. The Company and Fox Video will share the television net income 55% and 45%, respectively, and the home video net income 45% and 55%, respectively, subject to the participation rights of the Harvey Entertainment Company ("Harvey"), which holds the copyright to CASPER.

   The Company has entered into an agreement in principle with Fox Video for the production and distribution of, a second live-action feature film (CASPER MEETS WENDY) for the home video market released in fiscal 1999. Saban and Fox Video each will contribute one-half of the production costs subject to the rights of both parties to recoup certain of these costs. The Company and Fox Video will share the combined television, non-theatrical, airline, and home video receipts equally, subject to the participation rights of Harvey.

   In August 1996, Fox Video and the Company entered into a Home Video Rights Acquisition Agreement pursuant to which the Company granted to Fox Video the exclusive home video rights to distribute English and Spanish language versions throughout the United States and to distribute English language versions throughout Canada of certain of its programs, all television programs produced for children and owned or controlled by the Company or FCN, all television programs produced or to be produced pursuant to an agreement with Marvel and all television programs which are owned or controlled first by Marvel and subsequently by the Company. In consideration for the grant of the distribution rights, Fox Video has agreed to pay the Company 50% of gross receipts from these home videos, after deduction of certain expenses. In connection with this Agreement the Company has received $8,000,000 through June 30, 1999.

   Effective August 1, 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"),contributed its 100% interest in a cable network in The Netherlands, TV10 BV, to a U.S. limited liability company ("LLC") in exchange for a 50% equity interest in the LLC. The subsidiary of News Corp. agreed to contribute $20,000,000 in cash to the LLC in exchange for its 50% equity interest in the LLC. In accordance with the operating agreement between the parties, an affiliate of the Company is responsible for procuring the supply of programming during the hours of 6:00a.m. and 6:00p.m. and an affiliate of News Corp. is responsible for the hours of 6:00p.m. to 1:00a.m. The parties retain the revenues and are responsible for costs and expenses related to their respective programming hours (or "day parts"). Costs that are not directly related to specific day parts are shared on the basis of a formula that ensures that News Corp.'s share will not exceed two-thirds of total indirect costs. No proceeds were received as of June 30, 1999. Subsequent to June 30, 1999, the Company received $15,000,000 of the $20,000,000 contribution. No gain or loss will be recorded by the Company related to this transaction.

   In June 1999, a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH") entered into a subscription agreement (the "Subscription Agreement") with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid FKEH $100,000,000 in exchange for a subscription (the "Subscription Rights") for shares of FKEH's non-voting Class B Common Stock (the "Stock"). The Stock will be issued to Fox Broadcasting in connection with an initial public offering of common stock, a private sale of shares of the capital stock of FKEH to an unaffiliated third party, and subsequent public offering of the Company's common stock or any subsequent private sale (each an "Event"). In the event that an Event does not occur, FKEH's Stock will not be issued to Fox Broadcasting; however, Fox Broadcasting may hold the Subscription Rights indefinitely. Fox Broadcasting does not have any claim on FKEH or its assets other than in an Event as provided specifically in the Subscription Agreement. In addition, in June 1999, Fox entered into an exchange agreement with the Company pursuant to which Fox Broadcasting has the right, but not the obligation, to require the Company to acquire its Subscription Rights in exchange for a deeply subordinated note with an interest rate of 20% per annum to be issued by the Company. If this conversion right is exercised, interest will begin to accrete as of the earlier of the exercise date or January 1, 2000. At June 30, 1999, the amount paid by Fox Broadcasting was included in amounts payable to related parties.

   In June 1999, the Company issued a deeply subordinated note in the principal amount of $25,000,000 to Fox Broadcasting payable on June 28, 2009 with interest accreting at a rate of 20% per annum.

11.   BUSINESS SEGMENT REPORTING

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for its fiscal year ended June 30, 1999, which changed the way the Company reports information about its operating segments. The Company's business units have been aggregated into two reportable operating segments: production and distribution and broadcasting. The Other column includes corporate related items and income and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon several factors, of which the primary financial measure is segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

   Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                             PRODUCTION
                                AND
                            DISTRIBUTION  BROADCASTING    OTHER       TOTAL
                            ------------  ------------  ----------  ----------
    Year Ended June 30,
    1999:
      Revenues.............    $ 204,321    $  429,610   $   1,342  $  635,273
      Income (loss)
        before income
        taxes, interest,
        depreciation and
        amortization of
        intangibles........       54,314       112,921     (12,021)    155,214
      Identifiable assets..      587,672       304,680      39,670     932,022
      Intangible assets,
        net................           --     1,539,852          --   1,539,852
      Capital expenditures.        7,957         2,790         647      11,394
      Depreciation expense.        1,491         8,432         160      10,083

    Year Ended  June 30,
    1998:
      Revenues.............    $ 240,538    $  423,060   $     860  $  664,458
      Income (loss)
        before income
        taxes, interest,
        depreciation and
        amortization of
        intangibles........       57,737       117,825     (15,960)    159,602
      Identifiable assets..      573,143       293,117      55,478     921,738
      Intangible assets,
        net................           --     1,594,286          --   1,594,286
      Capital expenditures.        7,667         1,782       1,066      10,515
      Depreciation expense.        1,047         8,234          89       9,370

    Year Ended June 30,
    1997:
      Revenues.............    $ 163,297    $  144,356   $     167  $  307,820
      Income (loss)
        before income
        taxes, interest,
        depreciation and
        amortization of
        intangibles........       59,445         5,297      (6,306)     58,436
      Identifiable assets..      314,330        76,461      21,610     412,401
      Intangible assets,
        net................           --            --          --          --
      Capital expenditures.        2,057         1,362          16       3,435
      Depreciation expense.          899           304          --       1,203


The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated or combined (as applicable) net income (loss) (in thousands):

                                                YEARS ENDED JUNE 30,
                                        -----------------------------------
                                           1997         1998        1999
                                        -----------  ----------  ----------
     Income (loss) before income
       taxes, interest,
       depreciation and amortization
       of intangibles.................    $  58,436   $ 159,602   $ 155,214
     Amortization of intangibles......           --     (37,557)    (40,434)
     Interest expense.................       (2,226)   (134,002)   (169,107)
     Depreciation.....................       (1,203)     (9,370)    (10,083)
     Provision for income taxes.......      (14,567)     (3,446)     (1,989)
                                         -----------  ----------  ----------
     Net income (loss)................    $  40,440   $ (24,773)  $ (66,399)
                                         ===========  ==========  ==========



   GEOGRAPHIC SEGMENTS
   Revenues are attributed to geographic segments based upon origin of sale.

                                                  YEARS ENDED JUNE 30,
                                          ------------------------------------
                                             1997         1998        1999
                                          ----------   ----------  -----------
                                                    (IN THOUSANDS)
   REVENUES
        United States.................    $ 199,575    $ 524,076   $  474,629
        Europe........................      107,522      131,145      151,995
        Central and South America.....          723        9,237        8,649
                                          ==========   ==========  ===========
                                          $ 307,820    $ 664,458   $  635,273
                                          ==========   ==========  ===========


                                                  YEARS ENDED JUNE 30,
                                          ------------------------------------
   IDENTIFIABLE AND INTANGIBLE ASSETS        1997         1998        1999
                                          ----------   ----------  -----------
                                                    (IN THOUSANDS)

        United States.................     $ 153,560   $2,213,103   $2,076,243
        Europe........................       257,398      301,288      394,696
        Central and South America.....         1,443        1,633          935
                                           ==========  ===========  ===========
                                           $ 412,401   $2,516,024   $2,471,874
                                           ==========  ===========  ===========



For the year ended June 30, 1997, the Company earned revenues from one significant customer of approximately $35,500,000 (12%) and also earned revenues from one significant property (Power Rangers) of $70,810,000 (23%). The Company had no significant customers or significant properties for the years ended June 30, 1998 and 1999.

12.   CAPITAL STOCK

  COMMON STOCK

   The authorized capital stock of the Company consists of 16,000,000 shares of Class A Common Stock, 16,000,000 shares of Class B Common Stock and 20,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock. As of June 30, 1998 and 1999, 160,000 shares of Class A Common Stock and 15,840,000 shares of Class B Common Stock were outstanding.

   The holders of Class A Common Stock (the "Class A Stockholders") are entitled to one vote per share and the holders of Class B Common Stock (the "Class B Stockholders") are entitled to ten votes per share. Both classes vote together as a single class. A majority vote (or any other greater percentage) for stockholder action requires a majority of the aggregate number of votes entitled to be cast as such vote. The Company's Corrected Restated Certificate of Incorporation does not provide for cumulative voting rights.

   Subject to the rights of the holders of shares of any series of Preferred Stock, the Class A and Class B Stockholders are to receive like dividends and other similar distributions of the Company. In the case of any split, subdivision, combination or reclassification of shares of Class A or Class B Common Stock, an equivalent split, subdivision, combination or reclassification must be made to the shares of Class B or Class A Common Stock, as the case may be.

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

  STOCK OPTIONS

   Effective June 1994, the Company issued stock options to three employees. In connection with the Reorganization as described in Note 1, the options became options to purchase an aggregate of 484,911 shares of Class A Common Stock, all of which were exercisable at June 30, 1999. These options vest ratably over five years and are exercisable at prices ranging from $12.37 to $34.02 per share. No options have been exercised at June 30, 1999. With respect to termination for any reason, so long as the Company is not public, the Company will purchase from the employee and the employee will sell to the Company any and all option shares owned by the employee and the option granted to the employee for an amount equal to the fair market value of the option shares owned by the employee plus the fair market value of the option shares with respect to which the employee's option has vested but not exercised less the exercise price.

   In May 1998, the Company provided two employees compensation of $2,000,000 each and in April 1999, the Company provided the two employees additional compensation of $1,500,000 each in the form of an advance (together the "Advances"). The Advances were included in the employees' taxable income and bear no interest. Further, if the two employees exercise any stock options to acquire shares of the Company's Class A Common Stock, the two employees shall concurrently repay the Advances through an increase in the purchase price in connection with the exercise.

   Included in selling, general and administrative expenses for the years ended June 30, 1997, 1998 and 1999 is $3,760,0000, $0 and $0, respectively, and in accrued liabilities at June 30, 1998, and 1999 is $16,040,000 and $13,040,000,
respectively, related to compensation recorded in connection with these options.

   As of June 30, 1999, 646,548 shares of Class A Common Stock are reserved for future issuance related to options.

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

   Pro forma information regarding net income and earnings per share as required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant in January 1996 to be $2,623,000 using the minimum value method with the following weighted-average assumptions, respectively: risk-free interest rate of 5.86%; dividend yields of 0%; and a weighted-average expected life of the option of 5 years. The remaining contractual life of these options is 6.5 years.

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

   The pro forma net income (loss) determined as if the Company had accounted for its employee stock options under the fair value method would be $39,915,000, $(25,298,000) and $(66,924,000) for the years ended June 30, 1997, 1998 and
1999, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Fox Family Worldwide, Inc. and its subsidiaries as of and for the years ended June 30, 1998 and 1999 included in this Report on Form 10-K and have issued our report thereon dated September 16, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at F-1 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     ARTHUR ANDERSEN LLP

Los Angeles, California
September 16, 1999

        SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                                BALANCE SHEETS

                                                          JUNE 30,
                                                   -----------------------
                                                     1998          1999
                                                   ---------    ----------
                                                         IN THOUSANDS,
                                                      EXCEPT SHARE DATA
ASSETS:
Cash and cash equivalents........................ $     6,939   $        37
Investments in and advances to subsidiaries......   1,454,652     1,455,476
Other assets, net.... ...........................      28,552        25,314
                                                  -----------   -----------
    Total assets................................. $ 1,490,143   $ 1,480,827
                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
 Accounts payable................................ $        --   $       443
 Accrued liabilities.............................      11,036         7,937
 NAHI Bridge Note................................     107,631       119,056
 Fox Subordinated Note...........................     119,448       157,399
 Senior Notes....................................     475,000       475,000
 Senior Discount Notes, net of unamortized
  discount of $217,038 and $174,935
  at June 30, 1998 and 1999, respectively........     401,632       443,735
                                                  -----------   -----------
    Total liabilities............................   1,114,747     1,203,570
                                                  -----------   -----------

COMMITMENTS AND CONTINGENCIES
 Series A Mandatorily Redeemable Preferred Stock,
  $0.001 par value; 500,000 shares authorized;
  345,000 shares issued and outstanding ($1,000
  per share liquidation value)...................     345,000       345,000
                                                  -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred Stock, $0.001 par value; 19,500,000
  shares authorized; no shares issued
  and outstanding................................          --            --
 Class A Common Stock, $0.0001 par value;
  16,000,000 shares authorized, 160,000 shares
  issued and outstanding at June 30, 1998
  and 1999, respectively.........................          --            --
 Class B Common Stock, $0.0001 par value;
  16,000,000 shares authorized, 15,840,000 shares
  issued and outstanding at June 30, 1998
  and 1999, respectively.........................          16            16
Contributed capital..............................      60,731        60,731
Accumulated other comprehensive loss.............      (1,201)       (1,893)
Accumulated deficit..............................     (29,150)     (126,597)
                                                  ------------  ------------
     Total stockholders' equity (deficit)........      30,396       (67,743)
                                                  ------------  ------------
     Total liabilities and stockholders'
        equity (deficit)......................... $ 1,490,143   $ 1,480,827
                                                  ============  ============



                            See accompanying notes

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                           STATEMENTS OF OPERATIONS

                                                   YEARS ENDED JUNE 30,
                                                   --------------------
                                                     1998       1999
                                                   ---------  ---------
                                                       IN THOUSANDS
Revenues:
    Equity in income of subsidiaries.............  $ 86,382   $ 55,700
    Other........................................       861        135
                                                   ---------  ---------
       Total revenue.............................    87,243     55,835
 Costs and expenses:
    Selling, general and administrative..........     8,470      6,172
    Depreciation.................................       157        133
    Interest expense.............................    99,943    113,940
                                                   ---------  ---------
 Loss before provision for income taxes..........   (21,327)   (64,410)
 Provision for income taxes......................     3,446      1,989
                                                   ---------  ---------
 Net loss........................................  $(24,773)  $(66,399)
                                                   =========  =========




                            See accompanying notes

                          FOX FAMILY WORLDWIDE, INC.
                                (PARENT ONLY)

                           STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED JUNE 30,
                                                   ----------------------
                                                     1998         1999
                                                   ---------    ---------
                                                      IN THOUSANDS
OPERATING ACTIVITIES:
Net loss......................................... $  (24,773)   $ (66,399)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Equity gains on investments, net...............    (86,382)     (55,700)
  Amortization of debt issuance costs............      2,453        3,253
  Depreciation expense...........................        157          133
  Non-cash interest expense......................     50,410       66,746
  Increase in other assets.......................    (30,691)      (1,069)
  Increase  (decrease)  in  accounts  payable
   and accrued liabilities.......................     11,036       (2,656)
                                                  -----------   ----------
       Net cash used in operating activities         (77,790)     (55,692)
                                                  -----------   ----------
INVESTING ACTIVITIES:
    Purchase of property and equipment...........       (868)        (410)
    Acquisition of International Family
       Entertainment, Inc........................ (1,370,076)          --
    Cash acquired in acquisition.................     19,296           --
                                                  -----------   ---------
       Net cash used in investing activities..... (1,351,648)        (410)
                                                  -----------   ---------
FINANCING ACTIVITIES:
    Proceeds from NAHI Bridge Loan...............   345,514           --
    Paydown of NAHI Bridge Loan..................  (250,886)        (267)
    Issuance of Senior Notes.....................   475,000           --
    Issuance of Senior Discount Notes............   375,001           --
    Proceeds from Fox Subordinated Note..........        --       25,000
    Issuance of Common Stock.....................        10           --
    Dividends on Preferred Stock.................   (28,412)     (31,048)
    Net intercompany advances....................   520,150       55,515
                                                  ----------    ---------
       Net cash provided by financing activities. 1,436,377       49,200
                                                  ----------    ---------
Increase (decrease) in cash and cash equivalents.     6,939       (6,902)
Cash and cash equivalents, beginning of year.....        --        6,939
                                                  ----------    ---------
Cash and cash equivalents, end of year..........  $   6,939     $     37
                                                  ==========    =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INVESTMENT ACTIVITIES (IN THOUSANDS):


  YEAR ENDED JUNE 30, 1998

     The Company issued a subordinated note to Fox Broadcasting ("Fox") in the amount of $108,672 in exchange for Fox's $50,000 Preferred Class A Members Interest in the LLC, its $50,000 contingent note receivable and certain other Company obligations Preferred Stock in the amount of $345,000 was issued in connection with the acquisition of International Family Entertainment, Inc.

  YEAR ENDED JUNE 30, 1999

     Property and equipment with a book value of $638 was transferred to a subsidiary.



                            See accompanying notes

                           FOX FAMILY WORLDWIDE, INC.
                                  (PARENT ONLY)

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Fox Family Worldwide, Inc. ("the Company") presented on a separate company (parent only) basis. The Company is a Delaware corporation formed in August, 1996 as a holding company. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997 the Company underwent a reorganization in connection with its acquisition of International Family Entertainment, Inc. This reorganization is more fully explained in Note 1 to the Financial Statements.

2.    DEBT

      Information relating to the NAHI Bridge Note, Fox Subordinated Notes, Senior Notes and Senior Discount Notes is contained in Note 6 to the Financial Statements. Payments of principal in future periods are all due subsequent to June 30, 2003. The Company is a guarantor under the Amended Credit Facility, as described in Note 6 to the Financial Statements.

                          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                                    -----------------------
                                          BALANCE    CHARGED   ACQUIRED OR
                                            AT         TO        CHARGED                   BALANCE
                                         BEGINNING  COSTS AND    TO OTHER                  AT END
        DESCRIPTION                       OF YEAR    EXPENSES    ACCOUNTS    DEDUCTIONS    OF YEAR
                                         ---------  ---------  -----------   ----------   ---------
                                                             (IN THOUSANDS)
Year ended June 30, 1997
   Allowance for doubtful
   accounts..........................      $ 1,690   $   200       $    --     $  (480)     $ 1,410

Year ended June 30, 1998
   Allowance for doubtful
    accounts.........................        1,410       (27)          211          --        1,594
   Reserve for severance and
    related costs under
    acquisition......................           --    36,500            --     (19,850)      16,650

Year ended June 30, 1999
   Allowance for doubtful
    accounts.........................        1,594       990            --         (91)       2,493
   Reserve for severance and
    related costs under
    acquisition......................       16,650        --            --      (8,873)       7,777
