Form 10-Q
period 1999-09-30
FOX FAMILY WORLDWIDE INC
filed 1999-11-12
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     YES (X)                       NO ( )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 1999, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FOX FAMILY WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                     June 30,      September 30,
                                                                      1999             1999
                                                                    (Audited)      (Unaudited)
                                                                  ------------     -------------
Assets:
Cash and cash equivalents.................................         $     46,858     $    78,596
Restricted cash...........................................                8,204           8,206
Accounts receivable, net..................................              145,050         141,230
Amounts receivable from related parties...................               19,082          34,027
Programming costs, net....................................              538,219         527,978
Property and equipment, net...............................               58,096          55,717
Deferred income taxes.....................................               38,829          38,829
Intangible assets, net....................................            1,539,852       1,529,721
Other assets, net.........................................               77,684          71,781
                                                                   ------------    ------------
  Total assets............................................         $  2,471,874    $  2,486,085
                                                                   ============    ============

Liabilities and stockholders' deficit:
Accounts payable..........................................         $     44,743    $     37,366
Accrued liabilities ......................................              190,664         197,986
Deferred revenue..........................................               59,314          53,506
Accrued participations....................................               38,860          46,364
Deferred income taxes.....................................               20,748          20,748
Bank and other debt.......................................            1,726,315       1,745,035
Amounts payable to related parties........................              113,973         132,721
                                                                   ------------    ------------
  Total liabilities.......................................            2,194,617       2,233,726
                                                                   ------------    ------------
Commitments and contingencies

Series A Mandatorily Redeemable Preferred Stock,
  $0.001 par value, 500,000 shares authorized,
  345,000 shares issued and outstanding
  ($1,000 per share liquidation value) ...................              345,000         345,000
                                                                   ------------    ------------
Stockholders' deficit:
     Preferred Stock, $0.001 par value, 19,500,000
        shares authorized, no shares issued or
        outstanding.......................................                   --              --
     Class A Common Stock, $0.0001 par value,
        16,000,000 shares Authorized, 160,000
        shares issued and outstanding.....................                   --              --
     Class B Common Stock, $0.0001 par value,
        16,000,000 shares Authorized, 15,840,000
        shares issued and outstanding.....................                   16              16
     Contributed capital..................................               60,731          60,731
     Accumulated other comprehensive loss.................               (1,893)         (1,760)
     Accumulated deficit..................................             (126,597)       (151,628)
                                                                   ------------    ------------
     Total stockholders' deficit..........................              (67,743)        (92,641)
                                                                   ------------    ------------
  Total liabilities and stockholders' deficit.............         $  2,471,874    $  2,486,085
                                                                   ============    ============


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                     1998            1999
                                                  -----------     -----------
                                                        (In thousands)
Revenues....................................      $   183,588     $   172,202

Costs and expenses:
   Production and programming...............          104,993          85,287
   Selling, general and administrative......           40,268          46,942
   Depreciation.............................            2,182           2,632
   Amortization of intangibles..............           10,220          10,131
                                                  ------------    ------------
                                                      157,663         144,992

Operating income............................           25,925          27,210

Equity in loss of unconsolidated affiliate..            1,721             565
Other (income) expense, net.................             (108)             21
Interest expense, net.......................           41,730          43,334
                                                  ------------    ------------
Loss before provision for income taxes......          (17,418)        (16,710)
Provision for income taxes..................              378             498
                                                  ------------    ------------
Net loss....................................      $   (17,796)    $   (17,208)
                                                  ============    ============


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                        1998         1999
                                                                     ----------   ----------
                                                                        (In thousands)
OPERATING ACTIVITIES:
Net loss...........................................................   $ (17,796)  $ (17,208)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Amortization of programming costs............................      96,120      75,065
      Depreciation.................................................       2,182       2,632
      Amortization of intangibles..................................      10,220      10,131
      Amortization of debt issuance costs..........................         815         815
      Equity in loss of unconsolidated affiliate...................       1,721         565
      Non-cash interest expense....................................      15,972      19,158
      Changes in operating assets and liabilities:
         Restricted cash...........................................          --          (2)
         Accounts receivable.......................................     (10,079)      3,820
         Amounts receivable from related parties...................     (11,332)    (14,945)
         Other assets..............................................       9,364       4,657
         Accounts payable and accrued liabilities..................      47,150         (55)
         Accrued participations....................................       3,680       7,504
         Deferred revenue..........................................       5,666      (5,808)
                                                                      ---------   ---------
Net cash provided by operating activities..........................     153,683      86,329
                                                                      ---------   ---------
INVESTING ACTIVITIES:
Purchase of property and equipment.................................      (5,280)     (1,268)
Additions to production and programming costs......................    (140,079)    (63,808)
Intangible assets..................................................      14,000          --
Other..............................................................        (907)         (2)
                                                                      ---------   ---------
Net cash used in investing activities..............................    (132,266)    (65,078)
                                                                      ---------   ---------
FINANCING ACTIVITIES:
Proceeds from bank borrowings......................................         610          --
Paydown on bank borrowings.........................................      (5,291)    (15,371)
Paydown on NAHI Bridge loan........................................          --         (67)
Proceeds from Fox Subordinated Debt................................          --      15,000
Dividends on Preferred Stock.......................................      (7,826)     (7,823)
Advances from related parties......................................       3,215      18,748
                                                                      ---------   ---------
Net cash (used in) provided by financing activities................      (9,292)     10,487
                                                                      ---------   ---------
Increase in cash and cash equivalents..............................      12,125      31,738
Cash and cash equivalents at beginning of period...................      82,313      46,858
                                                                      ---------   ---------
Cash and cash equivalents at end of period.........................   $  94,438   $  78,596
                                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest, net of amounts capitalized........................   $  11,018   $   8,212
       Income taxes................................................   $     794   $     498


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


Note 1--Basis of Preparation of Condensed Consolidated Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

        These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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

Note 2--Programming Costs

        Programming costs, less accumulated amortization, are comprised of the following:

                                                              JUNE 30, 1999
                                              ---------------------------------------------
                                                             (IN THOUSANDS)
                                              ---------------------------------------------
                                                               ACCUMULATED     PROGRAMMING
                                                 COST         AMORTIZATION      COSTS, NET
                                              -----------     ------------     -----------
Children's programming....................    $ 1,289,026      $ 1,064,308     $  224,718
Family programming, movies and mini-series        562,304          328,291        234,013
Projects in production....................         72,172               --         72,172
Development...............................          7,316               --          7,316
                                              -----------      -----------     ----------
                                              $ 1,930,818      $ 1,392,599     $  538,219
                                              ===========      ===========     ==========


                                                              SEPTEMBER 30, 1999
                                              ---------------------------------------------
                                                             (IN THOUSANDS)
                                              ---------------------------------------------
                                                               ACCUMULATED     PROGRAMMING
                                                 COST         AMORTIZATION      COSTS, NET
                                              -----------     ------------     -----------
Children's programming....................    $ 1,321,402      $ 1,102,123     $  219,279
Family programming, movies and mini-series        573,985          365,541        208,444
Projects in production....................         93,231               --         93,231
Development...............................          7,024               --          7,024
                                              -----------      -----------     ----------
                                              $ 1,995,642      $ 1,467,664     $  527,978
                                              ===========      ===========     ==========


Interest expense amounting to $703,000 and $812,000 was capitalized to programming costs for the three months ended September 30, 1999 and 1998, respectively. Depreciation expense amounting to $1,016,000 and $883,000 was capitalized to programming costs for the three months ended September 30, 1999 and 1998, respectively.

Note 3--Comprehensive Income (Loss)

        Comprehensive income (loss) for the three-month periods ended September 30, 1998 and 1999 are as follows (in thousands):

                                              Three Months Ended September 30,
                                                   1998               1999
                                               -------------      ------------
Net loss                                       $    (17,796)      $   (17,208)
Foreign currency translation adjustment                (417)               133
                                               -------------      ------------
Comprehensive income (loss)                    $    (18,213)      $   (17,075)
                                               =============      ============


Accumulated other comprehensive loss at September 30, 1998 consisted of foreign currency translation adjustments of $(1,618,000).

Note 4--Business Segment Reporting

       The Company's business units have been aggregated into two reportable operating segments: production & distribution and broadcasting. The other column includes corporate related items and income and expenses not allocated to the reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment income (loss) before interest, income taxes, depreciation and amortization of intangibles.

       Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                          Production
                                        & Distribution   Broadcasting       Other       Total
                                        --------------   ------------    ----------  ----------
QUARTER ENDED SEPTEMBER 30, 1999:
  Revenues...........................    $  75,255       $  96,666       $    281     $ 172,202
  Income (loss) before interest,
    income taxes, depreciation
    and amortization of
    intangibles......................    $  23,486       $  16,833       $  (932)     $  39,387

QUARTER ENDED SEPTEMBER 30, 1998:
  Revenues...........................    $  83,563       $  99,434       $    591     $ 183,588
  Income (loss) before interest,
    income taxes, depreciation
    and amortization of
    intangibles......................    $  21,224       $  17,546       $ (2,056)    $  36,714


The following table reconciles segment income (loss) before interest, income taxes, depreciation and amortization of intangibles to the Company's condensed consolidated statements of operations (in thousands):

                                              Three months ended September 30,
                                                    1998          1999
                                                -----------    -----------
  Income before interest, income taxes,
    depreciation and amortization of
    intangibles........................          $  36,714      $  39,387
  Amortization of intangibles...............       (10,220)       (10,131)
  Interest expense, net.....................       (41,730)       (43,334)
  Depreciation..............................        (2,182)        (2,632)
  Provision for income taxes................          (378)          (498)
                                                 ---------      ---------
  Net loss..................................     $ (17,796)     $ (17,208)
                                                 =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This report contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on its channels; (c) the impact of competition; and
(d) the expansion of the Company's international channels and certain other operations. The readers of this report are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as well as the information set forth below. The Company does not ordinarily make public projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

        For the three-month period ended September 30, 1999, revenues decreased 6.2% to $172.2 million as compared to $183.6 million for the same three-month period of the prior year. The revenue decrease of $11.4 million for the period primarily results from lower direct-to-video revenues of $17.9 million offset by higher foreign syndication revenues associated with the production and distribution segment of the Company. The market for direct-to-video features is highly competitive, primarily due to an oversupply of product in the marketplace and as such, the Company did not release any new titles in the current year. The Company's broadcast segment revenues decreased $2.8 million due to lower domestic cable and network ad sales revenues as a result of lower overall ratings, but these decreases were offset, in part, by higher subscription fee and international ad sale revenues. Subscriber fee revenues for the Fox Family Channel increased due to greater household penetration and higher subscriber rates while both ad sale and subscription fee revenues from the Company's international cable channels improved as a result of increased penetration in the marketplace and the launch of additional channels.

       The Company is positioning the Fox Family Channel by marketing and appealing to the adult 18-49 demographic during primetime and evenings and to children during the day. The Company utilizes original series, specials, and both produced and licensed movies for its primetime programming while the daytime children's block consists of library product along with other third party acquired and original programming. The cable platform reaches approximately 95% of U.S. cable and direct broadcast satellite homes and has increased over 3% since the prior year currently reaching approximately 75.3 million viewers. Since the prior year, overall ratings compared to last year are lower. However, the Company introduced various programming changes, which have had a positive impact on ratings and have improved important demographics. The Company continues to pursue its long-term objective of attracting a broader audience with improved advertiser demographics.

       Production and programming costs for the three-month period ended September 30, 1999 decreased 18.8% to $85.3 million as compared to $105.0 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 49.5% for the three-month period ended September 30, 1999 from 57.2% for the comparable prior year period. The decreases in production and programming costs are attributable to a number of factors, primarily the decrease in direct-to-video revenues described above, which have high amortization rates, and lower amortization expense associated with the Company's mix of domestic and foreign revenues as compared to the prior year.

        Selling, general and administrative expenses increased 16.6% to $46.9 million for the three-month period ended September 30, 1999, from $40.3 million for the same three months of the prior year. This increase is due to various costs incurred with the expansion of the international channels and increased marketing expenses for the Fox Kids Network.

        Depreciation expense for the three-month period ended September 30, 1999 increased $0.5 million or 20.6% as compared to the comparable prior year period. As a percentage of total revenues, depreciation expense increased to 1.5% in the current year from 1.2% in the prior year. The increase is due to depreciation on property and equipment additions.

        Amortization of intangibles for the three-month periods ended September 30, 1999 and 1998 results from the acquisition of International Family Entertainment, Inc. ("IFE'). These intangible assets are being amortized over 40 years.

        The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10, a cable network based in The Netherlands. Effective August 1998, as part of a joint venture with a subsidiary of The News Corporation Limited ("News Corp."), a subsidiary of the company, Fox Kids Europe Holdings, Inc., contributed its interest in TV10 BV to a U.S. limited liability company ("TV10 LLC") in exchange for a 50% equity interest in the TV10 LLC. The other 50% equity interest is owned by a subsidiary of News Corp.

        Interest expense increased by $1.6 million for the three-month period ended September 30, 1999, as compared to the same period in 1998. The increase is principally due to increased interest expense on the Company's subordinated debt partially offset by lower interest on the bank credit facility.

        The Company's provision for income taxes for the three-month periods ended September 30, 1999 and 1998 reflects foreign withholding taxes.

        Due primarily to the amount of interest expense, the Company does not expect to report net income for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

        As a result of the various financing transactions utilized to fund the IFE acquisition (the "Acquisition"), which was completed in September 1997, the Company's principal liquidity requirements arise from interest payments on both the Company's credit facility ("Amended Credit Facility") and the 9 1/4% Senior Notes due 2007 and the dividend payments on the Mandatorily Redeemable Preferred Stock. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company, on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. The Company's principal sources of liquidity include borrowings under the Amended Credit Facility, cash generated from operations and funding from the Company's stockholders.

       The Amended Credit Facility is comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The maximum borrowings allowed under the facility as of September 30, 1999 are $200 million and $355 million for the term loan and revolving credit facility, respectively. The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a 1.125% interest rate margin or a base rate plus a .25% interest rate margin. As of September 30, 1999, $50 million was available under the Amended Credit Facility for additional borrowings subject to certain restrictions.

        Net cash provided by operating activities of the Company for the three months ended September 30, 1999 was $86.3 million as compared to $153.7 million for the three months ended September 30, 1998, primarily reflecting lower revenues discussed above, expansion of the Company's international channel activities and timing of production and programming payments.

        Net cash used in investing activities of the Company during the three months ended September 30, 1999 and 1998 was $65.1 million and $132.3 million, respectively. The net cash flow used in investing activities for the three months ended September 30, 1999 and 1998 primarily related to additions to production and programming costs and purchases of property and equipment. The three months ended September 30, 1998 reflected higher than normal production and programming costs associated with the completely revamped program schedule of the Fox Family Channel. In addition, the three months ended September 30, 1998 included a one-time income tax refund resulting from a carry-back of an operating loss related to the operations of IFE prior to the Acquisition.

        Net cash provided by (used in) financing activities of the Company during the three months ended September 30, 1999 and 1998 was $10.5 million and $(9.3) million, respectively. The financing activities for the three months ended September 30, 1999 relate to proceeds from the issuance of additional Fox subordinated debt and advances from related parties, payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock and paydown of bank borrowings while the financing activities for the three months ended September 30, 1998 related primarily to dividend payments, paydown of bank borrowings and advances from related parties.

        The Company's total unrestricted cash and cash equivalents balance at September 30, 1999 was $78.6 million.

        The Company believes that the available borrowings under the Amended Credit Facility, together with cash flows from operations, cash on hand and funding from the Company's stockholders should be sufficient to fund its operations and service its debt for the foreseeable future.

RECENT DEVELOPMENTS

        Fox Kids Europe, N.V., ("FKE") an indirect subsidiary of the Company, is in the process of completing an offering of approximately 30% of its ordinary shares. Upon completion of the offering, FKE's ordinary shares will be listed on the Official Market of Amsterdam Exchanges N.V.'s stock market. FKE anticipates that the offering will have gross proceeds of approximately $279 million. The ordinary shares are being offered outside the United States in reliance on Regulation S under the United States Securities Act of 1933 (the "Securities Act") and inside the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act.

USE OF EBITDA

        While many in the financial community consider earnings before interest, income taxes, depreciation and amortization of intangibles ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and expenditures for production, distribution and broadcast assets. EBITDA eliminates the uneven effect across business segments of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting, including the Company's August 1997 acquisition of IFE. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

        The following table sets forth the Company's revenues and earnings before interest, income taxes, depreciation and amortization of intangibles for the three-month periods ended September 30, 1998 and 1999.

                                             Three months ended September 30,
                                                 1998             1999
                                              ------------    ------------
                                                    (In thousands)
REVENUES:
   Production and distribution..............   $   83,563      $   75,255
   Broadcasting.............................       99,434          96,666
   Other....................................          591             281
                                               ----------      ----------
                     Total Revenues.........      183,588         172,202

EBITDA:
   Production and distribution..............       21,224          23,486
   Broadcasting.............................       17,546          16,833
   Other....................................       (2,056)           (932)
                                               ----------      ----------
                      Total EBITDA..........       36,714          39,387

OTHER EXPENSES:
   Interest expense, net....................       41,730          43,334
   Depreciation.............................        2,182           2,632
   Amortization of intangibles..............       10,220          10,131
                                               ----------      ----------
Loss before provision for income taxes......      (17,418)        (16,710)
Provision for income taxes..................          378             498
                                               ----------      ----------
Net loss....................................   $  (17,796)     $  (17,208)
                                               ==========      ==========


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

     Through September 30, 1999, the Company has incurred approximately $600,000 in costs related to its Year 2000 readiness program which has been funded from its operating cash flow. The Company currently estimates that the total costs of its Year 2000 readiness program will not exceed $750,000. The total cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change as the program progresses. These costs have not all been incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect the activities of the Year 2000 readiness program to have a material adverse effect on the ongoing business operations of the Company, although it is possible that certain maintenance and upgrading processes will be delayed as the result of the priority being given to Year 2000 readiness.

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

        Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading "Factors That Could Impact Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 compliance project. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 readiness of third parties and the interconnection of national and international businesses, the Company cannot ensure that its ability to timely and cost effectively resolve problems associated with the Year 2000 issue will not affect its operations and business, or expose it to third party liability.

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


                                         FOX FAMILY WORLDWIDE, INC.




Date: November 12, 1999                 /S/ MEL WOODS
                                         ----------------------------
                                         Mel Woods
                                         President, Chief Operating Officer and
                                         Chief Financial Officer

                                  EXHIBIT INDEX


ITEM              EXHIBIT                                                  PAGE

27.1              Financial Data Schedule