Form 10-Q
period 1999-12-31
FOX FAMILY WORLDWIDE INC
filed 2000-02-14
CIK 1023186

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1999

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

                      YES [X]                         NO [ ]
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 2000, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                  FOX FAMILY WORLDWIDE, INC.

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except for share data)

                                                                                    June 30,           December 31,
                                                                                      1999                 1999
                                                                                    (audited)           (unaudited)
                                                                                 ----------------    ------------------

Assets:
Cash and cash equivalents..............................................          $        46,858     $         109,022
Restricted cash........................................................                    8,204                 8,208
Accounts receivable, net...............................................                  145,050               163,808
Amounts receivable from related parties................................                   19,082                64,637
Programming costs, net.................................................                  538,219               558,878
Property and equipment, net............................................                   58,096                52,929
Deferred income taxes..................................................                   38,829                38,829
Intangible assets, net.................................................                1,539,852             1,519,591
Other assets, net......................................................                   77,684                61,861
                                                                                 ----------------    ------------------
  Total assets.........................................................          $     2,471,874     $       2,577,763
                                                                                 ================    ==================

Liabilities and stockholders' (deficit) equity:
Accounts payable.......................................................          $        44,743     $          53,830
Accrued liabilities ...................................................                  190,664               180,357
Deferred revenue.......................................................                   59,314                50,818
Accrued participations.................................................                   38,860                43,517
Deferred income taxes..................................................                   20,748                94,225
Bank and other debt....................................................                1,726,315             1,683,371
Amounts payable to related parties.....................................                  113,973                41,107
                                                                                 ----------------    ------------------
  Total liabilities....................................................                2,194,617             2,147,225
                                                                                 ----------------    ------------------

Commitments and contingencies

Series A Mandatorily Redeemable Preferred Stock, $0.001 par value;
  500,000 shares authorized; 345,000 shares issued and outstanding
  ($1,000 per share liquidation value) ................................                  345,000               345,000
                                                                                 ----------------    ------------------

Minority interest......................................................                       --                56,552
                                                                                 ----------------    ------------------

Stockholders' (deficit) equity:
      Preferred Stock, $0.001 par value; 19,500,000 shares authorized;
        no shares issued or outstanding................................                       --                    --
      Class A Common Stock, $0.0001 par value; 16,000,000 shares
        authorized, 160,000 shares issued and outstanding..............                       --                    --
      Class B Common Stock, $0.0001 par value; 16,000,000 shares
        authorized, 15,840,000 shares issued and outstanding...........                       16                    16
      Contributed capital..............................................                   60,731                78,672
      Accumulated other comprehensive loss.............................                   (1,893)               (2,214)
      Accumulated deficit..............................................                 (126,597)              (47,488)
                                                                                 ----------------    ------------------
  Total stockholders' (deficit) equity ................................                  (67,743)               28,986
                                                                                 ----------------    ------------------
  Total liabilities and stockholders' (deficit) equity ................          $     2,471,874     $       2,577,763
                                                                                 ================    ==================

                                                       See accompanying notes.

                                            FOX FAMILY WORLDWIDE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE THREE AND SIX MONTHS ENDED
                                            DECEMBER 31, 1998 and 1999
                                                     (UNAUDITED)

                                                    Three Months Ended           Six Months Ended
                                                       December 31,                 December 31,
                                                   1998            1999        1998           1999
                                               -----------     -----------  -----------     ---------
                                                      (In thousands)              (In thousands)
Revenues....................................... $ 178,725      $  167,136   $   361,037     $ 339,338
                                                ----------     -----------  -----------     ---------
Costs and expenses:
    Production and programming.................    76,464          62,479       173,733       147,766
    Selling, general and administrative........    54,683          56,997       101,399       103,939
    Depreciation...............................     2,785           2,671         4,967         5,303
    Amortization of intangibles................    10,220          10,130        20,440        20,261
                                                ---------      ----------   -----------     ---------
                                                  144,152         132,277       300,539       277,269
                                                ---------      ----------   -----------     ---------

Operating income...............................    34,573          34,859        60,498        62,069

Equity in loss of unconsolidated affiliate.....       944             842         2,665         1,407
Other (income) expense, net....................      (174)             14          (282)           35
Interest expense, net..........................    41,105          43,952        82,835        87,286
Gain on issuance of subsidiary stock:
   Staff Accounting Bulletin No. 51 gain.......        --        (117,316)           --      (117,316)
   Gain on issuance of subsidiary stock........        --         (78,623)           --       (78,623)
                                                ----------     -----------  -----------     ----------
Income (loss) before provision for income
    taxes......................................    (7,302)        185,990       (24,720)      169,280
Provision for income taxes.....................       338          74,024           716        74,522
                                                ----------     -----------  ------------    ---------
Net income (loss).............................. $  (7,640)     $  111,966   $   (25,436)    $  94,758
                                                ==========     ===========  ============    =========


                                                       See accompanying notes.

                             FOX FAMILY WORLDWIDE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED
                             DECEMBER 31, 1998 AND 1999
                                    (UNAUDITED)

                                                             1998        1999
                                                        ------------- ----------
                                                              (In thousands)
OPERATING ACTIVITIES:
Net income (loss).......................................  $   (25,436)  $  94,758
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
     Amortization of programming costs..................      168,576     126,537
     Depreciation.......................................        4,967       5,303
     Amortization of intangibles........................       20,440      20,261
     Amortization of debt issuance costs................        1,630       1,631
     Equity in loss of unconsolidated affiliate.........        2,665       1,407
     Non-cash interest expense..........................       32,637      39,304
     Gain on issuance of subsidiary stock...............           --    (195,939)
     Changes in operating assets and liabilities:
        Restricted cash.................................           --          (4)
        Accounts receivable, net........................      (25,406)    (18,758)
        Amounts receivable from related parties.........       (6,406)    (25,555)
        Other assets....................................        9,816      10,231
        Accounts payable and accrued liabilities........       47,678     (14,634)
        Accrued participations..........................      (10,779)      4,657
        Deferred income taxes ..........................          322      73,477
        Deferred revenue................................      (14,153)     (8,496)
                                                          -----------   ----------
Net cash provided by operating activities...............      206,551     114,180
                                                          -----------   ----------
INVESTING ACTIVITIES:
Purchase of property and equipment......................       (7,690)     (2,052)
Additions to production and programming costs...........     (213,583)   (145,280)
Other...................................................         (907)        172
                                                          -----------   ----------
Net cash used in investing activities...................     (222,180)   (147,160)
                                                          -----------   ----------
FINANCING ACTIVITIES:
Proceeds from bank borrowings...........................          610      15,000
Paydown on bank borrowings..............................      (10,801)   (112,114)
Paydown on NAI Bridge loan..............................         (135)       (134)
Proceeds from Fox Subordinated Debt.....................           --      15,000
Dividends on Preferred Stock............................      (15,652)    (15,649)
Proceeds on Fox Kids Europe N.V. public offering, net ..           --     152,963
Costs associated with Fox Kids Europe N.V. public
     offering not yet paid..............................           --      12,944
Advances from related parties...........................        5,996      27,134
                                                          -----------  ----------
Net cash (used in) provided by investing activities.....      (19,982)     95,144
                                                          -----------  ----------
(Decrease) increase in cash and cash equivalents........      (35,611)     62,164
Cash and cash equivalents at beginning of period........       82,313      46,858
                                                          -----------  ----------
Cash and cash equivalents at end of period..............  $    46,702  $  109,022
                                                          ===========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest (net of amounts capitalized)..............  $    44,096  $   43,588
     Income taxes.......................................  $     1,158  $    1,045
Non-cash investing and financing activities:
     Shares of subsidiary  ordinary  stock issued as
       settlement  of a  subscription advance ..........  $        --  $  100,000
     Note payable assumed by unconsolidated affiliate...  $        --  $   20,000
     Contributed capital by related party in formation
       of an unconsolidated affiliate...................  $        --  $   17,941


                              See accompanying notes.

                             FOX FAMILY WORLDWIDE, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                     (UNAUDITED)


Note 1--Preparation of Consolidated Financial Statements

      The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

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

Note 2--Issuance of Subsidiary Ordinary Shares

     In November 1999, net assets of certain direct and indirect subsidiaries of the Company were contributed to Fox Kids Europe N.V. ("FKE"), a wholly owned indirect subsidiary of the Company at the time the assets were contributed. Net assets contributed mainly represent the Fox Kids cable channels broadcasting in the European markets and the distribution rights of children's programming in those markets owned by Saban International N.V., a wholly-owned indirect subsidiary of the Company. In November 1999, FKE issued 12,519,307 previously unissued ordinary shares (or 15.2 percent) for gross proceeds of $175,518,000 ($14.02 per share) in an initial public offering ("IPO") on the Official Market for Amsterdam Exchanges. Offering costs for the IPO totaled $22,550,000 and consisted mainly of underwriter and professional fees plus certain capital taxes. The Company has accounted for the offering in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the parent in consolidation for sale of stock by subsidiary." Accordingly, a gain of $117,316,000 was recorded in the second quarter of fiscal year 2000, less an income tax provision of $43,994,000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share.

      In November 1999, in conjunction with the IPO, a subsidiary of the Company caused to be transferred 7,507,591 ordinary shares of FKE (or 9.1 percent), to Fox Broadcasting Company ("FBC") as settlement of a $100,000,000 subscription advance payable. These shares were issued to the public on behalf of FBC in the initial public offering for gross proceeds of $105,256,000 ($14.02 per share). The gross proceeds from these shares, less underwriter fees and capital taxes of $5,256,000, were retained by FBC. A gain of $78,623,000, less an income tax provision of $29,483,000, was recorded on this transaction in the second quarter of fiscal year 2000.

Note 3--Programming Costs

Programming costs, less accumulated amortization, are comprised of the following:


                                                             JUNE 30, 1999
                                              -----------------------------------------
                                                          (in thousands)
                                              -----------------------------------------
                                                            ACCUMULATED     PROGRAMMING
                                                  COST      AMORTIZATION    COSTS, NET
                                              -----------   ------------   ------------
Children's programming.............           $ 1,289,026    $1,064,308    $    224,718
Family programming, movies and
  mini-series......................               562,304       328,291         234,013
Projects in production.............                72,172            --          72,172
Development........................                 7,316            --           7,316
                                              -----------    -----------   ------------
                                              $ 1,930,818    $ 1,392,599   $    538,219
                                              ===========    ===========   ============


                                                           DECEMBER 31, 1999
                                              -------------------------------------------
                                                            (in thousands)
                                              -------------------------------------------
                                                              ACCUMULATED    PROGRAMMING
                                                  COST        AMORTIZATION    COSTS, NET
                                              -----------     ------------   ------------
Children's programming.............           $ 1,386,380     $ 1,129,598    $    256,782
Family programming, movies and
  mini-series......................               634,813         389,538         245,275
Projects in production.............                51,819              --          51,819
Development........................                 5,002              --           5,002
                                              ===========     ============   ============
                                              $ 2,078,014      $ 1,519,136   $    558,878
                                              ===========     ============   ============

Interest amounting to $1,301,000 and $1,532,000 was capitalized to programming costs for the six months ended December 31, 1999 and 1998, respectively. Depreciation amounting to $1,916,000 and $1,819,000 was capitalized to programming costs for the six months ended December 31, 1999 and 1998, respectively.


Note 4--Comprehensive Income (Loss)

      Comprehensive income (loss) for the three months and six months ended December 31, 1999 and 1998 are as follows (in thousands):

                                     Three Months Ended            Six Months Ended
                                        December 31,                  December 31,
                                     1998          1999           1998           1999
                                 ------------   -----------   ------------   ------------
Net income (loss)                 $    (7,640)   $  111,966    $   (25,436)   $    94,758
Foreign currency translation
  adjustment                            1,013          (454)           596           (321)
                                 ============   ===========   ============   ============
Comprehensive income (loss)       $    (6,627)   $  111,512    $   (24,840)   $    94,437
                                 ============   ===========   ============   ============


Accumulated other comprehensive income (loss) at December 31, 1998 consisted of foreign currency translation adjustments of $(605,000).

Note 5--Business Segment Reporting

      The Company's business units have been aggregated into two reportable operating segments: production & distribution and broadcasting. The other column includes corporate related items, income and expenses not allocated to the reportable segments and for the three and six-month periods ended December 31, 1999, the Company's gain on issuance of subsidiary stock. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment income (loss) before interest, income taxes, depreciation and amortization of intangibles.

      Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                             Production
                                           & Distribution   Broadcasting     Other         Total
                                           --------------   ------------   ----------     ----------
SIX MONTHS ENDED DECEMBER 31, 1999:
  Revenues..............................   $ 116,315        $ 222,918      $     105      $ 339,338
  Income before interest, income
    taxes, depreciation and
    amortization of intangibles.........   $  33,403        $  55,600      $ 193,127      $ 282,130

SIX MONTHS ENDED DECEMBER 31, 1998:
  Revenues..............................   $ 136,323        $  224,107     $     607      $ 361,037
  Income (loss) before interest,
    income taxes, depreciation
    and amortization of intangibles.....   $  35,749        $  53,660      $  (5,887)     $  83,522

QUARTER ENDED DECEMBER 31, 1999:
  Revenues..............................   $  40,805        $ 126,252      $      79      $ 167,136
  Income before interest, income
    taxes, depreciation and
    amortization of intangibles.........   $   9,662        $  38,767      $ 194,314      $ 242,743

QUARTER ENDED DECEMBER 31, 1998:
  Revenues..............................   $  52,760        $ 125,949      $      16      $ 178,725
  Income (loss) before interest,
    income taxes, depreciation
    and amortization of intangibles.....   $  14,525        $  36,114      $  (3,831)     $  46,808


The following table reconciles segment income before interest, income taxes, depreciation and amortization of intangibles to the Company's condensed consolidated statements of operations (in thousands):

                                      Three Months Ended        Six Months Ended
                                         December 31,              December 31,
                                      1998          1999         1998         1999
                                    ----------  -----------   ----------  -----------
Segment income before interest,
  income taxes, depreciation and
  amortization of intangibles..... $  46,808   $  242,743   $   83,522   $  282,130
Amortization of intangibles.......   (10,220)     (10,130)     (20,440)     (20,261)
Interest expense, net.............   (41,105)     (43,952)     (82,835)     (87,286)
Depreciation......................    (2,785)      (2,671)      (4,967)      (5,303)
Provision for income taxes........      (338)     (74,024)        (716)     (74,522)
                                   ----------  -----------  -----------  -----------
Net income (loss)................. $  (7,640)   $ 111,966   $  (25,436)  $   94,758
                                   ==========  ===========  ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the Fox Family Channel; (c) the impact of competition; and (d) certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

      SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1998

      For the six-month period ended December 31, 1999, revenues decreased 6.0% to $339.3 million as compared to $361.0 million for the same six-month period of the prior year. The revenue decrease of $21.7 million for the period primarily results from lower direct-to-video revenues of $25.1 million offset by higher foreign syndication and merchandising revenues associated with the production and distribution segment of the Company. The market for direct-to-video features is highly competitive, primarily due to an oversupply of family-oriented product in the marketplace and as such, the Company did not release any new titles in the current year. The Company's broadcast segment revenues decreased $1.2 million due to lower domestic cable and network ad sales revenues, but these decreases were offset, in part, by higher subscription fee and international ad sales revenues. Subscriber fee revenues for the Fox Family Channel increased due to greater household penetration and higher subscriber rates while both ad sales and subscription fee revenues from the Company's international cable channels improved as a result of increased penetration in the marketplace and the launch of additional channels.

      The Company is positioning the Fox Family Channel by marketing and appealing to the adult 18-49 demographic during primetime and evenings and to children during the day. The Company utilizes original series, specials, and both produced and licensed movies for its primetime programming while the daytime children's block consists of library product along with other third party acquired and original programming. The cable platform covers approximately 95% of U.S. cable and direct broadcast satellite homes and currently reaches approximately 75 million viewers. The Company has introduced various programming changes, which have had a positive impact on ratings and have improved important demographics. The Company continues to pursue its long-term objective of attracting a broader audience with improved advertiser demographics.

      Production and programming costs for the six-month period ended December 31, 1999 decreased 14.9% to $147.8 million as compared to $173.7 million for the same six-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 43.5% for the six-month period ended December 31, 1999 from 48.1% for the comparable prior year period. The decreases in production and programming costs are attributable to a number of factors, primarily the decrease in direct-to-video revenues described above, which have high amortization rates, and lower amortization expense associated with the Company's mix of domestic and foreign revenues as compared to the prior year.

      Selling, general and administrative expenses increased 2.5% to $103.9 million for the six-month period ended December 31, 1999, from $101.4 million for the same six months of the prior year. This increase is due to various costs incurred with the expansion of the international channels and increased marketing expenses for the Fox Kids Network. Offsetting this increase were lower marketing expenses for the Fox Family Channel as the result of the reformatting costs incurred in the prior year.

      Depreciation expense for the six-month period ended December 31, 1999 increased $0.3 million or 6.8% as compared to the comparable prior year period. As a percentage of total revenues, depreciation expense increased to 1.6% in the current year from 1.4% in the prior year. The increase is due to depreciation on property and equipment additions.

      Amortization of intangible assets for the six-month period ended December 31, 1999 results from the acquisition of International Family Entertainment, Inc. ("IFE"). These intangible assets are being amortized over 40 years.

      The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10, a cable network based in The Netherlands. This cable network is a joint venture between the Company and a subsidiary of The News Corporation Limited.

      Interest expense increased by $4.5 million for the six-month period ended December 31, 1999, as compared to the same period in 1998. The increase is principally due to higher levels of the Company's subordinated debt partially offset by lower levels of bank facility borrowings.

      In November 1999, a subsidiary of the Company, Fox Kids Europe N.V., a public limited liability company organized in The Netherlands ("FKE"), issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin ("SAB") 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a gain of $117.3 million was recorded during the current period. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting Company ("FBC") as settlement of a $100.0 million subscription advance payable. These shares were issued to the public on behalf of FBC, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by FBC. A gain of $78.6 million was recorded on the stock issuance to FBC during the current period. (See Note 2 in the Notes to Condensed Consolidated Financial Statements).

      The Company's provision for income taxes for the six-month period ended December 31, 1999 primarily reflects deferred taxes associated with the initial public offering gains as described above plus foreign withholding taxes.


      THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

      For the three-month period ended December 31, 1999, revenues decreased 6.5% to $167.1 million as compared to $178.7 million for the same three-month period of the prior year. The revenue decrease of $11.6 million primarily relates to lower direct-to-video revenues of $7.3 million coupled with lower foreign syndication revenues associated with the production and distribution segment of the Company. The Company's broadcast segment posted higher domestic cable and international subscription revenues and higher international ad sales revenues as a result of the growth described above. These increases were partially offset by lower domestic cable and network ad sales revenues.

      Production and programming costs for the three-month period ended December 31, 1999 decreased 18.3% to $62.5 million as compared to $76.5 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 37.4% for the three-month period ended December 31, 1999 from 42.8% for the comparable prior year period. The decreases in production and programming costs are attributable to a number of factors, primarily the decrease in direct-to-video revenues described above, which have high amortization rates, and lower amortization expense associated with the Company's mix of domestic and foreign revenues as compared to the prior year.

      Selling, general and administrative expenses increased 4.2% to $57.0 million for the three-month period ended December 31, 1999, from $54.7 million for the same three months of the prior year. This increase is due to various costs incurred with the expansion of the international channels and increased marketing expenses for the Fox Kids Network. Offsetting this increase were lower marketing expenses for the Fox Family Channel as a result of the reformatting costs incurred in the prior year.

      The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10, a cable network based in The Netherlands. This cable network is a joint venture between the Company and a subsidiary of The News Corporation Limited.

      Interest expense increased by $2.8 million for the three-month period ended December 31, 1999, as compared to the same period in 1998. The increase is principally due to higher levels of the Company's subordinated debt partially offset by lower levels of bank facility borrowings.

      In November 1999, a subsidiary of the Company, FKE, issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with SAB 51. Accordingly, a gain of $117.3 million was recorded during the current period. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to FBC as settlement of a $100.0 million subscription advance payable. These shares were issued to the public on behalf of FBC, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by FBC. A gain of $78.6 million was recorded on the stock issuance to FBC during the current period. (See Note 2 in the Notes to Condensed Consolidated Financial Statements).

      The Company's provision for income taxes for the three-month period ended December 31, 1999 primarily reflects deferred taxes associated with the initial public offering gains as described above plus foreign withholding taxes.


LIQUIDITY AND CAPITAL RESOURCES

      As a result of the various financing transactions utilized to fund the IFE acquisition (the "Acquisition"), which was completed in September 1997, the Company's principal liquidity requirements arise from interest payments on both the Company's credit facility ("Credit Facility") and the 9 1/4% Senior Notes due 2007 and the dividend payments on the Mandatorily Redeemable Preferred Stock. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company, on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. The Company's principal sources of liquidity include borrowings under the Credit Facility, cash generated from operations and funding from the Company's stockholders.

      In November 1999, FKE, the Company's indirect subsidiary, completed an initial public offering of its ordinary shares in The Netherlands, as described above, generating net cash proceeds of approximately $153.0 million of which $90.0 million was utilized to pay down the Company's credit facility and the remaining amount was made available for working capital purposes. It is not currently contemplated that similar transactions will take place in the near future.

      The Credit Facility is comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The maximum borrowings allowed under the facility as of December 31, 1999 are $120 million for the term loan and $355 million for the revolving credit facility. The Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a 1.125% interest rate margin or a base rate plus a .25% interest rate margin. As of December 31, 1999, $50 million was available under the Credit Facility for additional borrowings, subject to certain restrictions.

      Net cash provided by operating activities of the Company for the six months ended December 31, 1999 was $114.2 million as compared to $206.6 million for the six months ended December 31, 1998, primarily reflecting lower revenues discussed above, expansion of the Company's international channel activities and timing of production and programming payments.

      Net cash used in investing activities of the Company during the six months ended December 31, 1999 and 1998 was $147.2 million and $222.2 million, respectively. The net cash flow used in investing activities for the six months ended

December 31, 1999 and 1998 primarily related to additions to production and programming costs and purchases of property and equipment. The six months ended December 31, 1998 reflected higher than normal production and programming costs associated with the completely revamped program schedule of the Fox Family Channel.

      Net cash provided by (used in) financing activities of the Company during the six months ended December 31, 1999 and 1998 was $95.1 million and $(20.0) million, respectively. The financing activities for the six months ended December 31, 1999 relate to proceeds from the initial public offering of the ordinary shares of FKE, the issuance of additional Fox subordinated debt and advances from related parties, payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock and proceeds from and paydown of bank borrowings, while the financing activities for the six months ended December 31, 1998 related primarily to dividend payments, paydown of bank borrowings and advances from related parties.

      The Company's total unrestricted cash and cash equivalents balance at December 31, 1999 was $109.0 million.

      The Company believes that the available borrowings under the Credit Facility, together with cash flows from operations, cash on hand and funding from the Company's stockholders should be sufficient to fund its operations and service its debt for the foreseeable future.

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

      The following table sets forth the Company's revenues and earnings before interest, income taxes, depreciation and amortization of intangibles for the three and six-month periods ended December 31, 1998 and 1999. Included in EBITDA for the three and six-month periods ended December 31, 1999 is the Company's gain on issuance of subsidiary stock which totalled $195.9 million.

                                            Three Months Ended    Six Months Ended
                                              December 31,          December 31,
                                             1998      1999       1998       1999
                                            --------  --------   --------   --------
REVENUES:
---------
   Production and distribution..........    $52,760  $ 40,805    $136,323   $116,315
   Broadcasting.........................    125,949   126,252     224,107    222,918
   Other................................         16        79         607        105
                                            -------- --------    --------   --------
         Total Revenues.................    178,725   167,136     361,037    339,338
                                            -------- --------    --------   --------
EBITDA:
-------
   Production and distribution..........     14,525     9,662      35,749     33,403
   Broadcasting.........................     36,114    38,767      53,660     55,600
   Other................................     (3,831)  194,314      (5,887)   193,127
                                            -------- --------    --------   --------
         Total EBITDA...................     46,808   242,743      83,522    282,130

OTHER EXPENSE:
--------------
   Interest expense.....................     41,105    43,952      82,835     87,286
   Depreciation.........................      2,785     2,671       4,967      5,303
   Amortization of intangibles..........     10,220    10,130      20,440     20,261
                                            -------- --------    --------   --------
Income (loss) before provision for
  income taxes..........................     (7,302)  185,990     (24,720)   169,280
Provision for income taxes..............        338    74,024         716     74,522
                                            -------- --------    --------   --------
Net income (loss).......................    $(7,640) $111,966    $(25,436)  $ 94,758
                                            ======== ========    ========   ========


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

    Through January 2000, the Company has not experienced significant or material malfunctions in its information technology (IT) systems as the result of Year 2000. The Company believes it could experience minor malfunctions of its IT systems and Non-IT business systems not previously detected but that these minor malfunctions will not have a material impact on the Company's results of operations or financial condition. As discussed below, the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties.

    Through January 2000, the Company's key vendors and customers have not reported any significant Year 2000 compliance problems, and the Company's financial results have not been negatively impacted by Year 2000 failures of third parties. However, because the Company's continued Year 2000 compliance in calendar 2000 is in part dependent on the continued Year 2000 compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Year 2000 issues or that key third parties will not experience Year 2000 compliance failures as calendar year 2000 progresses.

    The Company began its Year 2000 project in June 1998. In November 1998, the Company engaged the services of a consulting firm to review all phases completed to date, to assist the Company with testing and to help the Company build its contingency plan.

    With the assistance of the consultants, the Company completed its assessment of the significant software applications and equipment used in the Company's operations. The Company then substantially completed the modification or replacement of its software and hardware so that the areas of information technology and non-information technology would function properly with respect to dates in the year 2000 and thereafter. The vast majority of this hardware and software was tested and changes were implemented prior to June 1999. Based upon its efforts to date, the Company believes that all mission critical hardware and software has been vendor verified and tested as Year 2000 compliant. The small percentage of items which remained to be fixed were identified as non-critical and were completed by December 31, 1999.

    Through December 31, 1999, the Company has incurred approximately $750,000 in costs related to its Year 2000 readiness program which has been funded from its operating cash flow. These costs have not all been incremental, but rather reflect redeployment of internal resources from other activities. The Company does not expect the activities of the Year 2000 readiness program to have a material adverse effect on the ongoing business operations of the Company.

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

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       EXHIBITS:

               10.1 Amendment and Waiver No. 5 to the Second Amended and
                    Restated Credit Agreement dated as of October 26, 1999.

               10.2 Letter Amendment No. 6 to the Second Amended and Restated
                    Credit Agreement dated as of October 26, 1999.

               10.3 First Amendment to Subscription Agreement dated as of
                    November 23, 1999, by and among Fox Broadcasting Company and Fox Kids Europe Holdings, Inc.

               27.1 Financial Data Schedule.

      (b)      REPORTS ON FORM 8-K:

               None.

                                       SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FOX FAMILY WORLDWIDE, INC.


Date: February 11, 2000                  /S/ MEL WOODS
                                         ---------------------------------
                                         Mel Woods
                                         President, Chief Operating Officer and
                                         Chief Financial Officer

                                     EXHIBIT INDEX


ITEM     EXHIBIT                                                            PAGE

10.1     Amendment and Waiver No. 5 to the Second Amended and
         Restated Credit Agreement dated as of October 26, 1999.

10.2 Letter Amendment No. 6 to the Second Amended and Restated Credit Agreement dated as of October 26, 1999.

10.3     First Amendment to Subscription Agreement dated as of
         November 23, 1999, by and among Fox Broadcasting Company and Fox Kids Europe Holdings, Inc.

27.1     Financial Data Schedule