Form 10-Q
period 2000-03-31
FOX FAMILY WORLDWIDE INC
filed 2000-05-12
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

                           YES [X]            NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2000, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                       FOX FAMILY WORLDWIDE, INC.

                                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands, except for share data)
                                                                                         June 30,          March 31,
                                                                                           1999              2000
                                                                                         (audited)        (unaudited)
                                                                                       ------------      ------------
Assets:
Cash and cash equivalents..........................................................    $    46,858       $   104,523
Restricted cash....................................................................          8,204             8,212
Accounts receivable, net...........................................................        145,050           164,781
Amounts receivable from related parties............................................         19,082            83,953
Programming costs, net.............................................................        538,219           567,144
Property and equipment, net........................................................         58,096            51,192
Deferred income taxes..............................................................         38,829            38,829
Intangible assets, net.............................................................      1,539,852         1,509,460
Other assets, net..................................................................         77,684            59,325
                                                                                       ------------      ------------
   Total assets....................................................................    $ 2,471,874       $ 2,587,419
                                                                                       ============      ============
Liabilities and stockholders' (deficit) equity:
Accounts payable...................................................................    $    44,743       $    60,938
Accrued liabilities ...............................................................        190,664           176,923
Deferred revenue...................................................................         59,314            49,795
Accrued participations.............................................................         38,860            43,693
Deferred income taxes..............................................................         20,748            94,225
Bank and other debt................................................................      1,726,315         1,713,510
Amounts payable to related parties.................................................        113,973            45,007
                                                                                       ------------      ------------
   Total liabilities...............................................................      2,194,617         2,184,091
                                                                                       ============      ============
Commitments and contingencies

Series A Mandatorily Redeemable Preferred Stock, $0.001 par value; 500,000 shares authorized; 345,000 shares issued and outstanding
   ($1,000 per share liquidation value) ...........................................        345,000           345,000
                                                                                       ------------      ------------
Minority interest..................................................................             --            56,572
                                                                                       ------------      ------------
Stockholders' (deficit) equity:
   Preferred Stock, $0.001 par value; 1,500,000 shares authorized; no shares
     issued or outstanding........................................................              --                --
   Class A Common Stock, $0.001 par value; 2,000,000 shares
     authorized, 160,000 shares issued and outstanding............................              --                --
   Class B Common Stock, $0.001 par value; 16,000,000 shares
     authorized, 15,840,000 shares issued and outstanding.........................              16                16
   Contributed capital............................................................          60,731            78,672
   Accumulated other comprehensive loss...........................................          (1,893)           (3,677)
   Deficit........................................................................        (126,597)          (73,255)
                                                                                       ------------      ------------
   Total stockholders' (deficit) equity ..........................................         (67,743)            1,756
                                                                                       ------------      ------------
   Total liabilities and stockholders' (deficit) equity ..........................     $ 2,471,874       $ 2,587,419
                                                                                       ============      ============

                             See accompanying notes.

                                            FOX FAMILY WORLDWIDE, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THREE AND NINE MONTHS ENDED
                                             MARCH 31, 1999 AND 2000
                                                   (UNAUDITED)

                                                         Three Months Ended         Nine Months Ended
                                                               March 31,                 March 31,
                                                       1999           2000           1999         2000
                                                    -----------   -----------    ----------    ----------
                                                          (In thousands)              (In thousands)
Revenues                                            $  128,279    $  148,976     $  489,316    $ 488,314
                                                    -----------   -----------    -----------   ----------
Costs and expenses:
     Production and programming...................      50,110        64,840        223,843      212,606
     Selling, general and administrative..........      41,789        46,787        143,188      150,726
     Depreciation.................................       2,630         2,584          7,597        7,887
     Amortization of intangibles..................      10,220        10,131         30,660       30,392
                                                    -----------   -----------    -----------   ----------
                                                       104,749       124,342        405,288      401,611
                                                    -----------   -----------    -----------   ----------

Operating income..................................      23,530        24,634         84,028       86,703

Equity in loss of unconsolidated affiliates.......       1,175         1,120          3,840        2,410
Minority interest share of (losses) earnings......        (126)           20           (310)         137
Other expense, net................................         110             1             12           36
Interest expense, net.............................      40,868        41,042        123,703      128,328
Gain on issuance of subsidiary stock:
     Staff Accounting Bulletin No. 51.............          --            --             --      117,316
     Gain on issuance of subsidiary stock.........          --            --             --       78,623
                                                    -----------   -----------    -----------   ----------
Income (loss) before provision for income
     taxes........................................     (18,497)      (17,549)       (43,217)     151,731
Provision for income taxes........................         542           476          1,258       74,998
                                                    -----------   -----------    -----------   ----------
Net income (loss).................................  $  (19,039)   $  (18,025)    $  (44,475)   $  76,733
                                                    ===========   ===========    ===========   ==========


                             See accompanying notes.

                                           FOX FAMILY WORLDWIDE, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED
                                             MARCH 31, 1999 AND 2000
                                                   (UNAUDITED)

                                                                                       1999          2000
                                                                                   -------------  -----------
                                                                                          (In thousands)
OPERATING ACTIVITIES:
Net income (loss).................................................................  $   (44,475)  $    76,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Amortization of programming costs.........................................      207,141       182,708
        Depreciation..............................................................        7,597         7,887
        Amortization of intangibles...............................................       30,660        30,392
        Amortization of debt issuance costs.......................................        2,441         2,447
        Equity in loss of unconsolidated affiliates...............................        3,840         2,410
        Minority interest share of (losses) earnings .............................         (310)          137
        Non-cash interest expense.................................................       49,417        59,481
        Gain on issuance of subsidiary stock......................................           --      (195,939)
        Changes in operating assets and liabilities:
             Restricted cash......................................................         (200)           (8)
             Accounts receivable, net.............................................       (9,473)      (19,731)
             Amounts receivable from related parties..............................       13,178       (44,871)
             Other assets.........................................................       11,319         9,355
             Accounts payable and accrued liabilities.............................        5,762        (4,279)
             Accrued participations...............................................      (14,270)        4,833
             Deferred income taxes ...............................................        2,685        73,477
             Deferred revenue.....................................................       (9,177)       (9,519)
                                                                                    ------------  ------------
Net cash provided by operating activities.........................................      256,135       175,513
                                                                                    ------------  ------------
INVESTING ACTIVITIES:
Purchase of property and equipment................................................      (10,041)       (3,785)
Additions to production and programming costs.....................................     (275,087)     (208,831)
Intangible assets.................................................................       14,000            --
Other.............................................................................       (3,157)          300
                                                                                    ------------  ------------
Net cash used in investing activities.............................................     (274,285)     (212,316)
                                                                                    ------------  ------------

FINANCING ACTIVITIES:
Proceeds from bank borrowings.....................................................          622        25,029
Paydown on bank borrowings........................................................      (11,586)     (112,114)
Paydown on NAI Bridge loan........................................................         (202)         (201)
Proceeds from Fox Subordinated Debt...............................................           --        15,000
Dividends on Preferred Stock......................................................      (23,308)      (23,391)
Proceeds on Fox Kids Europe N.V. public offering, net ............................           --       152,963
Costs accrued for Fox Kids Europe N.V. public offering............................           --         6,148
Advances from related parties.....................................................        8,865        31,034
                                                                                    ------------  ------------
Net cash (used in) provided by investing activities...............................      (25,609)       94,468
                                                                                    ------------  ------------

(Decrease) increase in cash and cash equivalents..................................      (43,759)       57,665
Cash and cash equivalents at beginning of period..................................       82,313        46,858
                                                                                    ------------  ------------
Cash and cash equivalents at end of period........................................  $    38,554   $   104,523
                                                                                    ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
        Interest (net of amounts capitalized).....................................  $    53,901   $    51,461
        Income taxes..............................................................  $     1,996   $     1,521
Non-cash investing and financing activities:
        Shares of subsidiary ordinary stock issued as settlement of a
             subscription advance.................................................  $        --   $   100,000
        Note payable assumed by unconsolidated affiliate..........................  $        --   $    20,000
        Contributed capital by related party in formation of an
             unconsolidated affiliate.............................................  $        --   $    17,941



                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


Note 1--Preparation of Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

     These interim unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

     The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes, principally amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future broadcast airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.

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

Note 3--Programming Costs

     Programming costs, less accumulated amortization, are comprised of the following (in thousands):

                                                                          JUNE 30, 1999
                                                        --------------------------------------------
                                                                         ACCUMULATED     PROGRAMMING
                                                           COST          AMORTIZATION     COSTS, NET
                                                        -------------    -------------   -----------
Children's programming...........................       $  1,289,026     $ 1,064,308     $  224,718
Family programming, movies and mini-series.......            562,304         328,291        234,013
Projects in production...........................             72,172              --         72,172
Development......................................              7,316              --          7,316
                                                        -------------    ------------    -----------
                                                        $  1,930,818     $ 1,392,599     $  538,219
                                                        =============    ============    ===========


                                                                         MARCH 31, 2000
                                                        --------------------------------------------
                                                                         ACCUMULATED     PROGRAMMING
                                                           COST          AMORTIZATION     COSTS, NET
                                                        -------------    ------------    -----------
Children's programming...........................       $  1,431,540     $ 1,156,911     $  274,629
Family programming, movies and mini-series.......            669,113         418,396        250,717
Projects in production...........................             36,779              --         36,779
Development......................................              5,019              --          5,019
                                                        -------------    ------------    -----------
                                                        $  2,142,451     $ 1,575,307     $  567,144
                                                        =============    ============    ===========


     Interest amounting to $1,788,000 and $2,414,000 was capitalized to programming costs for the nine months ended March 31, 2000 and 1999, respectively. Depreciation amounting to $2,802,000 and $2,831,000 was capitalized to programming costs for the nine months ended March 31, 2000 and 1999, respectively.


Note 4--Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months and nine months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                   Three Months Ended           Nine Months Ended
                                                        March 31,                    March 31,
                                                   1999           2000          1999           2000
                                                ----------    -----------    ----------    ---------
Net income (loss)                               $ (19,039)    $  (18,025)    $ (44,475)    $ 76,733
Foreign currency translation adjustment              (806)        (1,463)         (210)      (1,784)
                                                ----------    -----------    ----------    ---------
Comprehensive income (loss)                     $ (19,845)    $  (19,488)    $ (44,685)    $ 74,949
                                                ==========    ===========    ==========    =========


Note 5--Business Segment Reporting

     The Company's business units have been aggregated into two reportable operating segments: production & distribution and broadcasting. The other column includes corporate related items, income and expenses not allocated to the reportable segments and for the nine-month period ended March 31, 2000, the Company's gain on issuance of subsidiary stock. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment income (loss) before interest, income taxes, depreciation and amortization of intangibles.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                    Production
                                                   & Distribution     Broadcasting        Other           Total
                                                   --------------     ------------     ----------      -----------
NINE MONTHS ENDED MARCH 31, 2000:
    Revenues......................................  $  157,592        $  326,094       $    4,628      $  488,314
    Income before interest, income taxes,           $   41,044        $   82,616       $  194,678      $  318,338
      depreciation and amortization of
      intangibles

NINE MONTHS ENDED MARCH 31, 1999:
    Revenues......................................  $  164,084        $  324,578       $      654      $  489,316
    Income (loss) before interest, income taxes,    $   42,881        $   81,067       $   (5,205)     $  118,743
      depreciation and amortization of
      intangibles

THREE MONTHS ENDED MARCH 31, 2000:
    Revenues......................................  $   41,277        $  107,751       $      (52)     $  148,976
    Income (loss) before interest, income taxes,    $    7,606        $   30,182       $   (1,580)     $   36,208
      depreciation and amortization of
      intangibles

THREE MONTHS ENDED MARCH 31, 1999:
    Revenues......................................  $   27,761        $  100,471       $       47      $  128,279
    Income before interest, income taxes,           $    7,132        $   27,688       $      401      $   35,221
      depreciation and amortization of
      intangibles


     The following table reconciles segment income before interest, income taxes, depreciation and amortization of intangibles to the Company's condensed consolidated statements of operations (in thousands):

                                                                Three Months Ended           Nine Months Ended
                                                                   March 31,                      March 31,
                                                             1999            2000            1999           2000
                                                          -----------     ----------     -----------     -----------
      Segment income before interest, income taxes,
          depreciation and amortization of
          intangibles................................     $   35,221      $  36,208      $  118,743      $  318,338
      Amortization of intangibles....................         10,220         10,131          30,660          30,392
      Interest expense, net..........................         40,868         41,042         123,703         128,328
      Depreciation...................................          2,630          2,584           7,597           7,887
      Provision for income taxes.....................            542            476           1,258          74,998
                                                          -----------     ----------     -----------     -----------
      Net income (loss)..............................     $  (19,039)     $ (18,025)     $  (44,475)     $   76,733
                                                          ===========     ==========     ===========     ===========

Note 6--New/Proposed Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments and hedging activities and required that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet made a final determination of its impact to the financial statements. Management believes that the adoption of these statements will not have a material effect on the financial position or the results of operations of the Company.

In October 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued an exposure draft of a proposed Statement of Position, "Accounting by Producers and Distributors of Films" (the "SOP"), which would establish new accounting standards for producers and distributors of films and supersede Statement of Financial Accounting Standard No. 53. Based on AcSEC's conclusion, the SOP would require that advertising costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams. In addition, the SOP would require development cost for abandoned projects and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. At the time that the Company adopts the final provisions of the SOP, it expects to record a one-time, non-cash charge as a cumulative effect of a change in accounting principles. The provisions of the SOP is expected to be effective for the Company beginning in fiscal 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but is not expected to result in any changes to net income. The Company is required to adopt SAB 101 during the first quarter of fiscal 2001. As a result, the Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the Fox Family Channel; (c) the impact of competition; and (d) certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH NINE MONTHS ENDED MARCH 31, 1999

     For the nine-month period ended March 31, 2000, revenues decreased slightly to $488.3 million as compared to $489.3 million for the same nine-month period of the prior year. Revenues for the Company's production and distribution segment decreased $6.5 million due to lower direct-to-video revenues of $26.5 million offset by higher foreign syndication and merchandising revenues. The market for direct-to-video features continues to be highly competitive, primarily due to an oversupply of family-oriented product in the marketplace and as such, the Company did not release or produce any new titles in the current year. The Company's broadcast segment revenues increased $1.5 million due to higher subscription fee and international ad sales revenues offset by lower domestic cable and network ad sales revenues. Subscriber fee revenues for the Fox Family Channel increased due to greater household penetration and higher subscriber rates while both ad sales and subscription fee revenues from the Company's international cable channels improved as a result of increased penetration in the marketplace and the launch of additional channels.

     Production and programming costs for the nine-month period ended March 31, 2000 decreased 5.0% to $212.6 million as compared to $223.8 million for the same nine-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 43.5% for the nine-month period ended March 31, 2000 from 45.7% for the comparable prior year period. The decrease in production and programming costs are attributable to a number of factors, primarily the decrease in direct-to-video revenues described above, which have high amortization rates, and lower amortization expense associated with the Company's mix of domestic and foreign revenues as compared to the prior year.

     Selling, general and administrative expenses increased 5.3% to $150.7 million for the nine-month period ended March 31, 2000, from $143.2 million for the same nine months of the prior year. This increase is due to various costs incurred with the expansion of the international channels and increased marketing expenses for the Fox Kids Network. Offsetting this increase were lower marketing expenses for the Fox Family Channel as the result of the reformatting costs incurred in the prior year.

     Depreciation expense for the nine-month period ended March 31, 2000 increased $ .3 million or 3.8% as compared to the comparable prior year period. The increase is due to depreciation on property and equipment additions.

     Amortization of intangible assets for the nine-month period ended March 31, 2000 resulted from the acquisition of International Family Entertainment, Inc. ("IFE"). These intangible assets are being amortized over 40 years.

     The equity in loss of unconsolidated affiliates represents the Company's portion of the losses generated by the Company's international channels in The Netherlands and Spain.

     Minority interest represents the minority interest share of earnings (losses) of the Company's international channel in Poland.

     Interest expense increased by $4.6 million for the nine-month period ended March 31, 2000, as compared to the same period in 1999. The increase is principally due to higher levels of the Company's subordinated debt partially offset by lower levels of bank facility borrowings.

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

     The Company's provision for income taxes for the nine-month period ended March 31, 2000 primarily reflects deferred taxes associated with the initial public offering gains as described above plus foreign withholding taxes.

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

     For the three-month period ended March 31, 2000, revenues increased 16.1% to $149.0 million as compared to $128.3 million for the same three-month period of the prior year. The revenue increase of $20.7 million resulted from higher revenues at both the Company's production and distribution and broadcast segments. The Company's production and distribution segment posted higher revenues of $13.5 million primarily as a result of higher merchandising/licensing and foreign syndication revenues. Revenues for the Company's broadcast segment increased $7.3 million. This segment posted higher domestic cable and international subscription revenues and higher international ad sales revenues as a result of the growth described above partially offset by lower domestic cable and network ad sales revenues.

     Production and programming costs for the three-month period ended March 31, 2000 increased 29.4% to $64.8 million as compared to $50.1 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues increased to 43.5% for the three-month period ended March 31, 2000 from 39.1% for the comparable prior year period. The increase in production and programming costs is attributable to higher amortization expense due to the revenue increase and the Company's mix of domestic and foreign revenues as compared to the prior year.

     Selling, general and administrative expenses increased 12.0% to $46.8 million for the three-month period ended March 31, 2000, from $41.8 million for the same three months of the prior year. This increase is due to various costs incurred with the expansion of the international channels and increased marketing expenses for the Fox Kids Network.

     Amortization of intangible assets for the three-month period ended March 31, 2000 results from the acquisition of IFE. These intangible assets are being amortized over 40 years.

     The equity in loss of unconsolidated affiliates represents the Company's portion of the losses generated by the Company's international channels in The Netherlands and Spain.

     Minority interest represents the minority interest share of earnings (losses) of the Company's international channel in Poland.

     Interest expense increased slightly for the three-month period ended March 31, 2000, as compared to the same period in 1999. The increase is principally due to higher levels of the Company's subordinated debt partially offset by lower levels of bank facility borrowings.

     The Company's provision for income taxes for the three-month period ended March 31, 2000 primarily reflects foreign withholding taxes.


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

     The Credit Facility is comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The maximum borrowings allowed under the facility as of March 31, 2000 are $120 million for the term loan and $355 million for the revolving credit facility. The Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a .75% interest rate margin or a base rate plus a .25% interest rate margin. As of March 31, 2000, $40.0 million was available under the Credit Facility for additional borrowings, subject to certain restrictions.

     Net cash provided by operating activities of the Company for the nine months ended March 31, 2000 was $175.5 million as compared to $256.1 million for the nine months ended March 31, 1999. This decrease is primarily due to expansion of the Company's international channel activities and timing of production, programming and other payments.

     Net cash used in investing activities of the Company during the nine months ended March 31, 2000 and 1999 was $212.3 million and $274.3 million, respectively. The net cash flow used in investing activities for the nine months ended March 31, 2000 and 1999 primarily related to additions to production and programming costs and purchases of property and equipment. The nine months ended March 31, 1999 reflected higher than normal production and programming costs associated with the completely revamped program schedule of the Fox Family Channel.

     Net cash provided by (used in) financing activities of the Company during the nine months ended March 31, 2000 and 1999 was $94.5 million and $(25.6) million, respectively. The financing activities for the nine months ended March 31, 2000 relate to proceeds from the initial public offering of the ordinary shares of FKE, the issuance of additional Fox subordinated debt and advances from related parties, payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock and proceeds from and paydown of bank borrowings, while the financing activities for the nine months ended March 31, 1999 related primarily to dividend payments, paydown of bank borrowings and advances from related parties.

     The Company's total unrestricted cash and cash equivalents balance at March 31, 2000 was $104.5 million.

     The Company believes that the available borrowings under the Credit Facility, together with cash flows from operations, cash on hand and funding from the Company's stockholders should be sufficient to fund its operations and service its debt for the foreseeable future.

USE OF EBITDA

     While many in the financial community consider earnings before interest, income taxes, depreciation and amortization of intangibles ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net income (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and expenditures for production, distribution and broadcast assets. EBITDA eliminates the uneven effect across business segments of depreciation and amortization primarily resulting from the value of intangible assets acquired in business combinations accounted for by the purchase method of accounting, including the Company's August 1997 acquisition of IFE. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

     The following table sets forth the Company's revenues and earnings before interest, income taxes, depreciation and amortization of intangibles for the nine-month period ended March 31, 1999 and 2000 (in thousands). Included in EBITDA for the nine month period ended March 31, 2000 is the Company's gain on issuance of subsidiary stock which totalled $195.9 million.

                                                               Three Months Ended               Nine Months Ended
                                                                    March 31,                       March 31,
                                                                1999         2000             1999           2000
                                                            -----------   -----------     ------------   -----------
  REVENUES:
        Production and distribution.....................    $   27,761    $   41,277      $   164,084    $  157,592
        Broadcasting....................................       100,471       107,751          324,578       326,094
        Other...........................................            47           (52)             654         4,628
                                                            -----------   -----------     ------------   -----------
                  Total revenues........................    $  128,279    $  148,976      $   489,316    $  488,314
                                                            -----------   -----------     ------------   -----------
  EBITDA:
        Production and distribution.....................    $    7,132    $    7,606      $    42,881    $   41,044
        Broadcasting....................................        27,688        30,182           81,067        82,616
        Other...........................................           401        (1,580)          (5,205)      194,678
                                                            -----------   -----------     ------------   -----------
                  Total EBITDA..........................        35,221        36,208          118,743       318,338

  OTHER EXPENSE:
        Interest expense, net...........................        40,868        41,042          123,703       128,328
        Depreciation....................................         2,630         2,584            7,597         7,887
        Amortization of intangibles.....................        10,220        10,131           30,660        30,392
                                                            -----------   -----------     ------------   -----------
  Income (loss) before provision for income taxes.......       (18,497)      (17,549)         (43,217)      151,731
  Provision for income taxes............................           542           476            1,258        74,998
                                                            -----------   -----------     ------------   -----------
  Net income (loss).....................................    $  (19,039)   $  (18,025)     $   (44,475)   $   76,733
                                                            ===========   ===========     ============   ===========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          3.1 Certificate of Amendment of Corrected Restated Certificate of Incorporation of Fox Family Worldwide, Inc.

          27.1   Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K:

          None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FOX FAMILY WORLDWIDE, INC.




Date: May 12, 2000                    /S/ MEL WOODS
                                      ------------------------------------------
                                      Mel Woods
                                      President, Chief Operating Officer and
                                      Chief Financial Officer

                                  EXHIBIT INDEX


ITEM           EXHIBIT                                                 PAGE

3.1 Certificate of Amendment of Corrected Restated Certificate of Incorporation of Fox Family Worldwide, Inc.

27.1           Financial Data Schedule