Form 10-K405
period 2000-06-30
FOX FAMILY WORLDWIDE INC
filed 2000-09-28
CIK 1023186

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

   For the fiscal year ended June 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

   For the transition period from __________ to __________

                         Commission File No. 333-12995

                          FOX FAMILY WORLDWIDE, INC.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                      95-4596247
        (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)     Identification Number)

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

   Number of shares of common stock outstanding as of September 20, 2000:
15,840,000 shares of Class B Common Stock; 160,000 shares of Class A Common
Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

Overview

   Fox Family Worldwide, Inc. (the "Company") is a fully integrated global family and children's entertainment company that produces, broadcasts and distributes live-action and animated family and children's television programming. The Company's principal broadcast operations comprise (i) the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 95% of all cable and satellite television households, (ii) the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States, and (iii) the Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE") and Fox Kids Latin America ("FKLA"), a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels reaching approximately 31 million households operating in approximately
57 countries and 13 languages worldwide. The Company's production and distribution operations include Saban Entertainment, Inc. and subsidiaries ("Saban"), whose library of approximately 6,200 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Family Kids Library"), and certain other subsidiaries. By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries, and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

   The Company is the result of a joint venture launched in 1995 by Fox Broadcasting Company ("Fox Broadcasting") and Saban to match the complementary programming and broadcasting strengths of the Fox Kids Network and the international reach of Fox Broadcasting's parent company, The News Corporation Limited ("News Corp."), with the development, production, distribution and merchandising strengths of Saban. In September 1997, the Company completed the acquisition (the "IFE Acquisition") of International Family Entertainment, Inc. ("IFE"), whose principal business is the Fox Family Channel, the successor to The Family Channel. The IFE Acquisition provided the Company with several strategic advantages, including (i) a widely distributed cable platform, which reaches approximately 75 million viewers, or approximately 95% of all U.S. cable and direct broadcast satellite ("DBS") homes, providing an effective means for more vigorous competition with other family- and children's-oriented cable services, (ii) an additional outlet for the Company's existing children's programming library, (iii) increased awareness in the children's (ages 2-11) target market through expanded hours, increased brand exposure and additional licensing and merchandising opportunities and
(iv) cross-promotional opportunities with the Fox Kids Network.

   While maintaining the family image and general entertainment format of the channel, the Company reformatted The Family Channel on August 15, 1998 as the "Fox Family Channel" with a new schedule, look, marketing campaign and on-air packaging designed to appeal to the adult ages 18-49 demographic during primetime and evenings and to children during the day. From 7 a.m. to 6 p.m., the Fox Family Channel telecasts programming targeted principally to children and tweens (early adolescents, approximately ages 11-14). From 6 p.m. to 11 p.m. and from midnight to 1 a.m., the Fox Family Channel telecasts programming intended to appeal to adults ages 18-49 and carries advertising sold on the basis of adult demographics. The channel's primetime strategy is to build its viewership around acquired off-network programming such as Providence, 7th Heaven, Early Edition and Freaks and Geeks.

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

   The Company, through its subsidiaries, creates, produces and acquires quality animated and live-action children's television programming with brand-name characters and elements which are either widely known to children, such as the Mighty Morphin Power Rangers ("Power Rangers"), Digimon and NASCAR Racers, or which are or have been developed or purchased due to their likelihood of maturing into popular brands. The Company will produce, finance or co-finance approximately 600 episodes of children's television programming for the 2000/2001 and 2001/2002 broadcast seasons. The Company generally retains worldwide rights to its brands, and currently has approximately 400 licensees worldwide, including toy companies Bandai America, Inc., Playmates Toys, Inc. and Hasbro, Inc.

   One of the most attractive attributes of the Company's children's programming is its "portability," in that it generally can be modified at modest cost and resold for exhibition in other countries through editing and dubbing into other languages. The Company currently distributes its children's programming to more than 80 different terrestrial, cable and satellite lessees in over 30 television markets throughout the world. These activities are conducted in FKE's territories through FKE.

   In November 1999, certain of our operating companies were reorganized to conduct business under FKE, a limited liability company organized under the laws of The Netherlands. The ordinary shares of FKE are listed on the Official Market of Amsterdam Exchanges N.V.'s stock market. FKE owns the broadcast, distribution and home video rights to children's television series and specials and all merchandising and internet rights to children's programming and properties held by the Company for the territories of Europe (including Central and Eastern Europe), the Middle East (except Israel) and certain Caribbean and French-speaking African and South Pacific territories. FKE has operations in many countries in Europe and currently is broadcasting eight children's channel feeds in 12 different languages via cable and satellite transmission to 38 countries, reaching over 21 million households. The main television markets are the United Kingdom, France, Italy, The Netherlands, the Nordic region, Spain, Poland and several other countries in Central and Eastern Europe.

   FKE conducts consumer products activities, including home video and merchandising, in 24 European countries in addition to the Middle East and currently holds the rights to or represents more than 30 "active" properties with over 145 agreements with approximately 100 licensees and home video distributors.

   FKLA was launched in November 1996 and currently reaches approximately 10 million households in 19 countries in two different languages. FKLA is the second most widely distributed children's cable/satellite network in Latin America. On a combined basis, the Fox Kids International Networks reach in the aggregate 31 million households throughout the world.

Programming

   The Company creates, produces and acquires quality family and children's television programming. The Company has a library of approximately 4,400 hours of completed family programming and made-for-television-movies. In addition, the Fox Family Kids Library of approximately 6,200 half-hour episodes of completed and in-production children's television programming is one of the largest children's libraries in the world. The principal programming objective of the Company is to develop or acquire appealing characters and concepts that can be commercially exploited throughout the world through broadcast network and cable television exhibition, home video sales, licensing and merchandising.

   Fox Family Channel Programming. On August 15, 1998, the Company debuted the Fox Family Channel with a completely revamped programming schedule. The current daytime lineup features a variety of original, acquired and library product targeted to children, ages 2-11 and tweens, with animated series including The Three Friends & Jerry Show, The Kids from Room 402, Angela Anaconda, Flint the Time Detective and Digimon, live action series such as I Was A Sixth Grade Alien, Big Wolf on Campus, Great Pretenders, S Club 7 and

MXG Beach Countdown, scheduled Monday through Friday from 7 a.m.-6 p.m., and Saturday and Sunday from 7 a.m.-4 p.m. From 6 p.m. to 11 p.m. and from midnight to 1 a.m., the Fox Family Channel telecasts programming intended to appeal to adults ages 18-49 and carries advertising sold on the basis of adult demographics. With an emphasis on a balanced mix of off-network series, movies and original programming, the Fox Family Channel airs such acquired series as Providence, Freaks and Geeks, and Early Edition, in addition to new original series such as Courage and Higher Ground and movie events such as Les Miserables with Gerard Depardieu and John Malkovich. The Fox Family Channel programs between 10 and 12 original movies per year, with at least one original film such as Timeshare, Rockets Red Glare and The Man who Used to be Me airing every month.

   Children's Programming. The two principal sources of the Fox Family Kids Library are (i) television series that have been originally produced by the Company through its Saban subsidiary for broadcast in the United States and internationally (approximately 2,600 half-hours) and (ii) children's programming produced by others for which the Company has acquired various distribution rights (approximately 3,600 half-hours). Of the Fox Family Kids Library, including episodes in production as of June 30, 2000, approximately 1,600 half-hours are original co-produced programming that meet applicable European content requirements and are intended for initial broadcast in Europe. In July 1998, the Company acquired the New World Communications Group Incorporated's animation library of approximately 500 half-hour episodes from FOX Television ("FOX Television"), a division of Fox Entertainment Group, Inc. ("Fox Entertainment Group").

   Creation and Development of Programming. The Company has and will continue to pursue ideas and properties for original production from a number of sources. For example, the Company may acquire production, distribution and possibly other rights to an existing property (such as Power Rangers, NASCAR, Digimon and The New Addams Family) or series (such as Scholastic/Protocol's Goosebumps), develop internally a new property based on an existing public domain property (such as Saban's Adventures of Oliver Twist) or create or acquire an entirely new idea or character (such as Wizard Academy and Los Luchadores, both currently in production).

   The Company also maintains a state-of-the-art post-production facility in Los Angeles, California. The Company records all of the original music for its programming and edits and adds audio and sound effects to its programming. The Company also produces most of the on-air promotions, sales films and public service announcements for the Fox Family Channel and the Fox Kids Network.

   The Company owns a full-service animation studio in Paris which develops children's programming containing content that meets the local content requirements of various European countries for local broadcast television. The Paris studio has produced approximately 465 half-hours of children's programming since its inception in 1990 through June 30, 2000. In general, the Company enters into strategic co-production alliances to develop its French and European content programming.

   International Sales of Programming. Most of the Company's children's programming is distributed on a worldwide basis. The Company believes that by owning and controlling the international distribution rights to its programming, in addition to generating significant revenue from the sale of its programming, it can also establish an international presence for the Company and its properties.

   The Company is currently party to distribution arrangements with international television broadcasters and distributors to exhibit and distribute the Company's children's programming to over 400 terrestrial, cable and satellite distribution platforms in approximately 100 countries. These distribution arrangements accounted for approximately $158.6 million, or 25% of the Company's consolidated revenues for the fiscal year ended June 30, 2000. Among these agreements are numerous multiple program deals, covering territories such as Spain, Italy, France, Asia, Portugal, Scandinavia and Poland, among others. In addition, the Company is currently a partner in several co-production agreements with various broadcasters, including ARD and RTL Disney Fernsehen GmbH in Germany as well as France 2, M6 and Television Francaise 1 in France.

Distribution Outlets

   The Company distributes its own programming, as well as the programming of others, throughout the United States and in major markets throughout the world. The Company is uniquely positioned as a distributor as a result of its strategic relationship with Fox Broadcasting and News Corp. and by reason of its large programming library. The Company owns three distribution outlets: the Fox Family Channel, the Fox Kids Network and the Fox Kids International Networks consisting of FKE and FKLA.

 The Fox Family Channel

   The Fox Family Channel is a basic cable network that provides family-oriented entertainment and informational programming to approximately 95% of all U.S. cable and satellite television households. The Company debuted the Fox Family Channel in August 1998. The format includes daytime programming for children followed by evening programming targeting adults, but which is suitable for the entire family. Evening programming includes original series, specials and movies produced and licensed to the Fox Family Channel, as well as programs originally televised on the major broadcast networks.

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

   Programming. From Monday through Friday the Company airs programming aimed at children and tweens on the Fox Family Channel from 7 a.m. to 9:30 a.m. and 11 a.m. to 6 p.m. The Company targets an adult audience ages 18-49 from 6 p.m. to 11 p.m. and midnight to 1 a.m. weekdays, airing a mix of original and acquired series and movies. The weekend schedule includes programming aimed at children and tweens from 7 a.m. to 2 p.m.; movies, series and specials aimed at adults ages 18-49 air between 2 p.m. and 1 a.m.

   Transmission Facilities. With the reformatting of the Fox Family Channel in August 1998, the Company began transmitting all programming for the Fox Family Channel from the Fox Television Network Broadcast Center located in Los Angeles, California, by means of an earth station transmitting antenna (an "uplink"). The uplink facility transmits the programming signal to a transponder on an orbiting satellite, which in turn retransmits the signal to cable systems operators, DBS services and other alternative delivery services. Programming is transmitted using two separate "feeds" (one for the eastern, central and certain mountain time zones and another for all other mountain and pacific time zones) which are transmitted to two different satellite transponders. The Company owns the transponders for these two feeds as well as a transponder on a third satellite. All of the Company's owned transponders have "protected" status. "Protected" status means that should the transponder fail, service will be transferred to a spare transponder.

 Fox Kids Network

   The Fox Kids Network, launched in September 1990, was the first broadcast television network to air children's programs during the week (Monday through Friday) as well as on Saturday. The guiding philosophy of the Fox Kids Network is to provide a diverse slate of quality entertainment targeted toward children. The Fox Kids Network broadcasts 14 hours of programming per week, four hours on Saturday mornings, and two hours each weekday afternoon. One half-hour of programming each week is dedicated to educational/informational programming for children.

   Prior to September 1999, the Fox Kids Network broadcast 19 hours each week, including one hour each weekday morning (the "Morning Block"). The Morning Block was returned to the affiliates to program for a minimum of two years in exchange for additional advertising spots during the remaining 14 hours per week of Fox Kids Network programming. In addition, the Fox Kids Network agreed to provide an optional 2.5 hours of educational programming to affiliates free of charge to be broadcast in non-Fox Kids Network time periods. The Company believes the revenue generated from the additional advertising spots will more than offset the lost revenues from the Morning Block.

   Now in its tenth broadcast season, the Fox Kids Network currently is carried by 179 television stations affiliated with the Fox Kids Network (the "Fox Kids Network Affiliates"), 167 of which are affiliated with Fox Broadcasting's member stations ("FOX Television Member Stations") including 11 currently owned and operated by FOX Television. The Fox Kids Network Affiliates reach approximately 97% of all U.S. television households. The Fox Kids Network produces and acquires programs, markets and promotes these programs, makes its schedule available to its Fox Kids Network Affiliates and sells network advertising. The Company cross-promotes the Fox Kids Network through the Fox Family Channel, the Fox Kids Club, Fox Kids quarterly magazine, Fox Family Countdown radio show and FoxKids.com.

   In July 1998, the financial arrangements between the Fox Kids Network and the Fox Kids Network Affiliates were changed. The revised arrangement provides that all of the Fox Kids Network Affiliates will receive from the Company beginning July 1, 1998 an aggregate amount of approximately $15.0 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and (iii) additional allocation of promotional advertising spots for the next three and one-half years.

 Fox Kids International Networks

   In November 1999, the Company reorganized some of its operating companies to conduct business under FKE, a limited liability company organized under the laws of The Netherlands. The ordinary shares of FKE are listed on the Official Market of Amsterdam Exchanges N.V.'s stock market. FKE owns the broadcast, distribution and home video rights to children's television series and specials, whether produced by Saban or others, and all merchandising and internet rights to children's programming and properties held by Saban for the territories of Europe (including Central and Eastern Europe), the Middle East (except Israel) and certain Caribbean and French-speaking African and South Pacific territories. FKE has operations in many countries in Europe and currently is broadcasting eight children's channel feeds in 12 different languages via cable and satellite transmission to 38 countries, reaching over 21 million households. The main television markets are the United Kingdom, France, Italy, The Netherlands, the Nordic region, Spain, Poland and several other countries in Central and Eastern Europe. In addition to the operations of the Company's FKE subsidiary, FKLA reaches approximately 10 million households in 19 countries in two different languages in Latin America. On a combined basis, the Fox Kids International Networks reach in the aggregate 31 million households throughout the world.

 Internet

   A leading web site for kids ages 6-14, FoxKids.com is dedicated to empowering kids through an action-adventure environment. The web site features first-rate games, online animated shorts or "webisodes," and interactivity with kids' favorite characters and television shows. Applying cutting-edge technology and innovative content to its game and webisode portfolio, FoxKids.com is a leader in online entertainment for kids.

   FKE also operates a developing online and interactive business. In doing so, FKE is capitalizing on its inherent strengths including ownership of quality content, promotional leverage of channel activities, consumer products operations and significant internet resources developed by the U.S. and international divisions of the Company. FKE currently operates ten localized web sites in the United Kingdom, The Netherlands, France, Sweden, Denmark, Norway, Spain, Italy, Poland and Russia. The Company intends to launch further local web sites in additional major markets.

Advertising

   The extensive reach of the Fox Family Channel and Fox Kids Network affords advertisers substantial day-and-date capacity to conduct nationwide advertising campaigns. Substantially all of the revenues of the Fox Kids Network are derived from national network advertising sales, and approximately 53% of the Fox Family Channel's revenues are derived from national advertising sales. For the year ended June 30, 2000, the Company's domestic revenues from advertising were approximately $238.2 million, or 37% of consolidated revenues. One of the Company's objectives is to reach viewers in demographics that are attractive to advertisers. The Company also derives revenues from program sales which consist of sales of program length periods of time for infomercials which currently air during certain portions of the 1:00 a.m. to 7:00 a.m. time block on the Fox Family Channel.

Merchandising and Licensing

   The Company capitalizes on its popular characters and properties by entering into licensing agreements with manufacturers and retailers of children's products. Under these agreements, the Company seeks to earn revenue from the sale of products while limiting the costs and risks associated with manufacturing, distributing and marketing merchandise. For the year ended June 30, 2000, the Company's licensing and merchandising activities represented approximately 5% of the Company's consolidated revenues. The revenue derived from licensing and merchandising depends not only on the success, recognition and appeal of a character, but also on the quality and extent of the marketing, product development and retail efforts of the Company and its licensees and the whims of the public. Sales of licensed products also help the Company's shows by promoting the Company's brands and characters. This in turn reinforces the strength of the Company's distribution platform.

   The Company has entered into merchandise license agreements with a number of toy manufacturers pursuant to which the manufacturers are given the right to create, manufacture and develop products representing characters from the Company's series. These licenses generally grant the exclusive right to manufacture and sell toys based upon the characters and other creative elements in the licensed series. Pursuant to these agreements, the Company generally receives an up-front advance that is non-refundable but is credited against royalties, generally based on a percentage of net sales of the licensed product. The Company also retains approval rights regarding advertising, packaging and the quality of its licensed product, as well as continued ownership of the copyright and trademark. The Company has licensing arrangements in place with approximately 400 different licensees worldwide for consumer products targeting children, such as toys, apparel, publishing, software, dinnerware/lunch boxes, watches, bedding and soft vinyl goods, such as boots, backpacks and raincoats. Merchandise based on the Company's characters and properties is sold in approximately 138 countries throughout the world.

Home Video and Telefilms

   Home Video. Through agreements with Twentieth Century Fox Home
Entertainment, Inc. ("Fox Video"), the Company distributes throughout the world its television programs. The Company receives rents from the sale of home video cassettes of its television programming.

   Telefilms. Historically, prior to the acquisition of The Family Channel, the Company acquired international distribution rights to several telefilms ranging from 12 to 15 motion pictures per year. While the Company occasionally acquired U.S. rights to these films, the primary objective of acquiring telefilms was to complement the Company's international children's programming sales activities. With the acquisition of The Family Channel, the Company increased its acquisition of worldwide rights to telefilms. These films are typically targeted at prime time audiences and consist of family films, dramas, thrillers and action/adventure features. The Company airs these features on the Fox Family Channel and distributes these features internationally to television broadcasters and home video distributors.

   For information regarding the revenues, profits or losses and total assets associated with the Company's various business segments and information regarding the revenues and assets associated with the Company's geographic segments, see Note 11 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements.

The Strategic Alliance with Fox/News Corp.

   News Corp., along with its subsidiaries, including the Fox Entertainment Group, is a diversified international communications company principally engaged in the production and distribution of motion pictures and television programming; television, satellite and cable broadcasting; the publication of newspapers, magazines and books; the production and distribution of promotional and advertising products and services; the development of digital broadcasting; the development of conditional access and subscriber management systems; and the creation and distribution of on-line programming. Fox Entertainment Group owns 100% of Fox Broadcasting. As of Fall 2000, Fox Broadcasting was affiliated with 200 television stations across the United States including 23 stations that FOX owns and operates. In primetime, FOX Television reached 99% of the U.S. television households as of the start of the Fall 2000 season. Each television station affiliate is a party with Fox Broadcasting to an affiliation agreement which governs the terms of the relationship between them.

   The Fox Kids Network is distributed over the same broadcast facilities as FOX Television. In December 1995, Fox Broadcasting and certain of its affiliates (the "Fox Parties") joined with Saban to launch a joint venture to match the complementary programming and broadcasting strengths of the Fox Kids Network and the international reach of Fox Broadcasting's parent company, News Corp., with the development, production, distribution and merchandising strengths of Saban. Set forth below is a summary of certain of the material portions of the relevant strategic alliance provisions contained in the Asset Assignment Agreement (the "Asset Assignment Agreement"), pursuant to which the Fox Parties assigned, effective as of June 1, 1995, certain assets and interests, which are currently owned by the Company.

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

   Option Agreements between Fox Broadcasting and the Saban
Stockholders. Under agreements between Haim Saban and the other former stockholders of Saban (together, the "Saban Stockholders") and Fox Broadcasting Sub, Inc. ("FBSI"), a wholly owned subsidiary of Fox Broadcasting, FBSI has the right and option, commencing in December 2002 or earlier in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company held by Mr. Saban and the other Saban Stockholders. In addition, Mr. Saban has the right and option to cause Fox Broadcasting to purchase all of such shares either (i) in January 2001 if notice is given by December 31, 2000, (ii) between December 22, 2002 and December 22, 2012, or (iii) earlier in the event of a change in control of Fox Broadcasting or in the event of the death of Mr. Saban. The purchase price formula under the options is based on the fair market value of the Company. See Item 13. "Certain Relationships and Related Transactions."

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

   Distribution Outlets. In the United States and internationally, the Company competes for ratings and related advertising revenues. In the United States, the Company currently competes through the Fox Kids Network and the Fox Family Channel with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, Turner Network Television ("TNT"), The Cartoon Network and Nickelodeon for market acceptance of its programming and for viewership ratings and related advertising revenues. Internationally, the Company competes through FKE with Nickelodeon, The Disney Channel and The Cartoon Network, and in each of FKE's markets it also has local competition such as Trouble in the United Kingdom, Telefon in France and Panda and Super Tres in Spain. To the extent that the Company produces original programming for distribution outlets it does not own, it competes with all other producers of children's programming. Internationally, the Company competes with a large number of U.S.-based and international distributors of children's programming, including The Walt Disney Company, Warner Bros. and Nickelodeon, in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations, which may stipulate certain minimum local content requirements.

   Internet. As the Company expands its web sites and internet business, the Company will compete with companies with substantially greater internet presence, financial, technical, marketing and other services.

   More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

Government Regulation

   Certain aspects of the Company's operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television stations, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended, the Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act (the "1992 Act"), and the Telecommunications Act of 1996 (the "1996 Act") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level (see "State and Local Regulation").

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

   Under FCC license renewal "processing guidelines" promulgated under the CTA, broadcast television stations are required to broadcast at least three hours per week, averaged over a six-month period, of programming that furthers the educational and informational needs of children 16 and under ("Core Programming"). Core Programming has been defined as educational and informational programming that, among other things, (i) has "as a significant purpose" serving the educational and informational needs of children (ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfies the processing guideline will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. At the present time, the Company makes at least three hours per week of Core Programming to the Fox Kids Network Affiliates available, thereby enabling them to fulfill their obligations under the CTA.

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

   FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. With respect to cable systems having channel capacity of less than 76 channels, the FCC's regulations limit to 40% the number of programming channels that may be occupied by video programming services in which the cable operator has an attributable interest. As a result of Liberty Media's ownership interest in News Corp., the Fox Family Channel is subject to these requirements. The FCC's program access and non-discrimination regulations therefore affect the ability of this programming service to enter into exclusive contracts. The rules also permit multichannel video programming distributors ("MVPDs")(such as MMDS, satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. While cable systems are expanding their capacity, there may be instances in which an AT&T BIS Cable system with 75 channels or less will not be able to carry Fox Family Channel or will have to remove another affiliated channel.

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

   The FCC adopted rules requiring closed captioning of most broadcast and cable programming on a phased-in basis, beginning in the year 2000. The broadcast and cable industries have adopted, and the FCC has approved, a voluntary content ratings system which, when used in conjunction with so-called "V-Chip" technology, will permit the blocking of programs with a common rating. The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation which began July 1, 1999. On July 21, 2000 the FCC adopted a rule requiring broadcasters and MVPDs to supply "video descriptions" of their programming. Video descriptions, which are transmitted on a separate audio channel and are accessible through a decoding device attached to television sets, are narrative descriptions of a program's visual aspects and are intended for the visually impaired. The FCC's rules require stations located in the top 25 markets and affiliated with one of the major television networks to provide video descriptions for at least 50 hours of primetime and/or children's programming per quarter commencing April 1, 2002. The rules also require MVPDs with 50,000 or more subscribers to provide 50 hours per calendar quarter of primetime and/or children's programming with video descriptions on each of the top five national non-broadcast networks they carry commencing April 1, 2002. The Company may be called upon to provide increased closed captioning and video description to assist in complying with rules promulgated by the FCC and may be required to provide assistance or information to establish ratings for its programming. Either of these undertakings could increase the Company's operating expenses.

 Online Services

   The Children's Online Privacy Protection Act ("COPPA"), which became effective in April 2000, prohibits web sites from collecting personally identifiable information from children under age 13 without prior parental consent. Online services provided by the Company may be subject to COPPA requirements. Congress may also consider online privacy legislation that would apply to personal information collected from teens and adults.

   Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that may affect, directly or indirectly, the operation, ownership and profitability of the Company's business. These proposed changes include, for example, expansion of program access requirements and potential must-carry rights for digital television broadcast signals (which could limit MVPDs' channel capacity available for the Company's programming). The Company is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on its operations.

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

Intellectual Property

   The Company generally holds copyrights to its owned programming in its library. Additionally, the Company holds registered trademarks on various characters and series contained in its owned programming. The Company also holds significant rights as licensee of other productions, programming, characters and series, most of which are subject to copyrights and trademarks owned by the respective licensors of such properties. The Company considers its owned and licensed copyrights and trademarks to be of significant value and importance to the Company's business. Accordingly, the Company's policy is to vigorously enforce copyrights and trademarks with respect to owned and licensed programming against unlawful infringement by third parties.

Employees

   As of June 30, 2000, the Company had 882 full-time and 8 part-time employees in the United States. Outside the United States, the Company had 352 full-time (242 of which were employees of FKE) and 4 part-time employees. The Company also regularly engages freelance creative staff and other independent contractors on a project-by-project basis. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

   The Company currently leases a total of approximately 278,000 square feet of office and production space in its headquarters building in Los Angeles, California under a lease expiring in April 2006, subject to two separate five-year extension options. The Company also leases a multi-purpose production facility in Valencia, California under a lease that expires in January 19, 2001, subject to five annual one-year extensions. The Company's Paris operations currently lease 1,847 square meters (approximately 29,000 square feet) of office and production space under a lease expiring February 28, 2008; this lease may be cancelled by the Company with six months prior notice on February 28, 2003 or February 28, 2006. The Company also leases approximately 22,000 square feet of office space for its European headquarters in London, England under a lease expiring September 30, 2007. This lease may be cancelled after the fifth year with nine months advance notice. In connection with the IFE Acquisition, the Company acquired IFE's executive and administrative offices, a sales office and an affiliate relations office in Virginia Beach, Virginia. The Company also leases office facilities in other locations throughout the world, none of which are considered material. The Company believes that its current office and production space, together with space readily available without material cost in the markets in which it operates, are adequate to meet its needs for the foreseeable future.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

   Not Applicable.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated financial data of the Company set forth below as of June 30, 1999 and 2000 and for the fiscal years ended June 30, 1998, 1999 and 2000 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Report. The selected financial data of the Company set forth below for the eight months ended June 30, 1996 and the fiscal year ended June 30, 1997 are derived from the Company's combined financial statements audited by Ernst & Young LLP, independent auditors.

   The selected financial data of Saban set forth below as of October 31, 1995 and for the five months ended October 31, 1995 are derived from Saban's consolidated financial statements audited by Ernst & Young LLP, independent auditors. The selected financial data of FCN Holding set forth below as of October 31, 1995 and for the four months ended October 31, 1995 are derived from FCN Holding's consolidated financial statements audited by Ernst & Young LLP, independent auditors.

   The financial statements of the Company for the year ended June 30, 1997 are not comparable to the eight month period ended June 30, 1996 due to the different lengths of the time periods compared and because neither period includes the operations of IFE. In addition, the financial statements of the Company as of and for the year ended June 30, 1998 (which includes the results of operations of IFE from August 1, 1997) are not comparable to the year ended June 30, 1997 as the prior period did not include the operations of IFE and the financial statements of the Company as of and for the years ended June 30, 1999 and 2000 are not comparable to the year ended June 30, 1998 as the prior period included only eleven months of activity for IFE.

   The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated and combined financial statements, including the notes thereto, appearing elsewhere in this Report.

The Company

                          Eight Months
                             Ended     Year Ended
                            June 30,    June 30,  Year Ended Year Ended Year Ended
                              1996        1997     June 30,   June 30,   June 30,
                           (combined)  (combined)  1998(1)      1999       2000
                          ------------ ---------- ---------- ---------- ----------
                                                           (consolidated)
                                                  --------------------------------
                                               (in thousands)
Statements of Operations
 Data:
Revenues................    $191,621    $307,820   $664,458   $635,273   $641,876
                            --------    --------   --------   --------   --------
Costs and expenses:
  Production and
   programming..........     107,790     186,575    345,574    302,232    270,549
  Selling, general and
   administrative.......      22,562      61,263    152,484    173,245    209,477
  Depreciation..........         510       1,203      9,370     10,083     10,883
  Amortization of
   intangible assets....         --          --      37,557     40,434     40,522
                            --------    --------   --------   --------   --------
                             130,862     249,041    544,985    525,994    531,431
                            --------    --------   --------   --------   --------
Operating income........      60,759      58,779    119,473    109,279    110,445
Investment advisory
 fee....................      10,000         --         --         --         --
Equity in loss of
 unconsolidated
 affiliates.............         --        1,546      6,790      5,088      1,609
Minority interest share
 of earnings (losses)...         --          --         140       (444)    (2,184)
Other income, net.......         --          --        (132)       (62)       --
Interest expense, net...         885       2,226    134,002    169,107    168,415
Gain on issuance of
 subsidiary stock:
 Staff Accounting
 Bulletin No. 51 gain...         --          --         --         --     117,316
 Gain on issuance of
  subsidiary stock......         --          --         --         --      78,623
                            --------    --------   --------   --------   --------
Income (loss) before
 provision for income
 taxes..................      49,874      55,007    (21,327)   (64,410)   138,544
Provision for income
 taxes..................      18,274      14,567      3,446      1,989     77,159
                            --------    --------   --------   --------   --------
Net income (loss).......    $ 31,600    $ 40,440   $(24,773)  $(66,399)  $ 61,385
                            ========    ========   ========   ========   ========
Other Data:
Ratio of earnings to
 fixed charges..........        22:1        11:1        --         --         2:1
Deficiency of earnings
 available to cover
 fixed charges..........         --          --    $(26,656)  $(68,848)       --

                                                              June 30,
                                                        ----------------------
                                                           1999        2000
                                                        ----------  ----------
                                                           (in thousands)
Balance Sheets Data:
Cash and cash equivalents.............................. $   46,858  $   89,674
Programming costs, net.................................    538,219     658,712
Total assets...........................................  2,466,792   2,543,817
Long-term obligations (including current maturities)...  1,841,690   1,765,377
Mandatorily redeemable preferred stock.................    345,000     345,000
Stockholders' deficit..................................    (67,743)    (24,343)

Saban Entertainment, Inc.

                                                                   Five Months
                                                                      Ended
                                                                   October 31,
                                                                       1995
                                                                  --------------
                                                                  (in thousands)
Statement of Operations Data:
Revenues(2)......................................................    $105,130
Costs and expenses:
  Production and programming.....................................      42,022
  Selling, general and administrative............................      11,538
                                                                     --------
Operating income.................................................      51,570
Interest expense, net............................................         539
                                                                     --------
Income before provision for income taxes.........................      51,031
Provision for income taxes.......................................      14,289
                                                                     --------
Net income.......................................................    $ 36,742
                                                                     ========
                                                                   October 31,
                                                                       1995
                                                                  --------------
                                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents........................................    $ 16,207
Programming costs, net...........................................     118,210
Total assets.....................................................     207,479
Long-term obligations (including current maturities).............       5,605
Stockholders' equity.............................................      94,971

FCN Holding, Inc.

                                                                   Four Months
                                                                      Ended
                                                                   October 31,
                                                                       1995
                                                                  --------------
                                                                  (in thousands)
Statement of Operations Data:
Revenues(2)......................................................    $ 46,286
Costs and expenses:
  Production and programming.....................................      29,698
  Fees and costs to a related party..............................       7,313
  Selling, general and administrative............................       2,566
  Fox Kids Network affiliate participations......................       6,883
                                                                     --------
Operating loss(3)................................................        (174)
Interest expense, net............................................         145
                                                                     --------
Loss before provision for income taxes...........................        (319)
Provision for income taxes.......................................         --
                                                                     --------
Net loss.........................................................    $   (319)
                                                                     ========

                                                                   October 31,
                                                                       1995
                                                                  --------------
                                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents........................................    $   317
Programming costs, net ..........................................     27,085
Total assets.....................................................     52,807
Long-term obligations (including current maturities).............      8,727
Stockholders' deficit............................................     (4,130)

--------
Notes to Selected Historical Financial Data

(1) Includes the results of operations of IFE from the date of the acquisition of a majority interest (August 1, 1997) through June 30, 1998.

(2) Includes revenues recognized by Saban from Fox Children's Network, Inc. ("FCN") and by FCN from Saban as set forth below:

                                                         Five Months Four Months
                                                            Ended       Ended
                                                         October 31, October 31,
                                                            1995        1995
                                                         ----------- -----------
                                                             (in thousands)
  Saban revenues from FCN...............................   $9,651        n/a
  FCN revenues from Saban...............................      n/a       $973

(3) Under agreements between FCN and Fox Broadcasting, for periods prior to June 1, 1995, FCN paid administrative and other fees to Fox Broadcasting. Effective June 1, 1995, Fox Broadcasting assigned to the Company its rights to such payments accrued thereafter. The Company expensed $9.1 million under these agreements for the four months ended October 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

   The Company's current principal operations are conducted through IFE, FCN, Saban and the Fox Kids International Networks (consisting of FKE and FKLA). IFE operates the Fox Family Channel, one of the top ten most widely distributed cable television networks in the United States, reaching approximately 95% of all cable and satellite television households. FCN commenced operations with the launch, in September 1990, of the Fox Kids Network, which is currently one of the top-rated children's-oriented broadcast television networks in the United States. Saban, which commenced business in 1983, is currently one of the largest suppliers of children's television programming in the world. The Fox Kids International Networks have approximately 31 million subscribers and operate in approximately 57 countries and in 13 languages worldwide.

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

   The Company was incorporated in August 1996 under Delaware law. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of a controlling interest in IFE, (i) FBSI exchanged its capital stock in FCN Holding, which indirectly owns FCN, for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) the Saban Stockholders exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note") from the Company, which accrues interest at the rate of 10.427%. The payment of principal and interest under the Fox Subordinated Note are subordinated in right to the obligations of the Company and its subsidiaries under the Second Amended and Restated Credit Agreement dated as of October 28, 1997 between certain subsidiaries of the Company and certain banks (as amended, supplemented or otherwise modified from time to time, the "Amended Credit Facility") and the indentures relating to the Company's 9 1/4% Senior Notes and 10 1/4% Senior Discount Notes (collectively, the "Company Notes"), each dated as of October 28, 1997 between the Company and the Bank of New York, as Trustee (collectively, the "Indentures").

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

   The financial statements as of and for the years ended June 30, 1999 and June 30, 2000 are not comparable to the year ended June 30, 1998 as the prior period includes only eleven months of activity for IFE. In addition, the Company has made significant changes to the programming of the Family Channel. For example, each week the Fox Family Channel now broadcasts programming from 7 a.m. to 6 p.m. targeted principally to children. At the time of its acquisition by the Company, The Family Channel did not carry any material amounts of programming targeted to this audience. Because of these changes, results of operations of IFE in prior periods may not be comparable to results of operations for future periods.

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

 Increased International Focus

   In recent years, revenues derived from international operations have become increasingly significant to the Company, representing 27% of the Company's consolidated revenues for the fiscal year ended June 30, 2000, as compared to 25% and 21% for the fiscal years ended June 30, 1999 and 1998, respectively. As part of its business strategy, the Company intends to expand its international program production and distribution activities. Certain of these activities, such as the rollout of new international channels, may require material marketing and other expenses in advance of the receipt of related revenues, thereby adversely affecting the Company's results of operations as these activities are expanded and the international markets are developed.

Results of Operations

 The Company

   The following tables set forth, for the periods indicated, certain data with respect to revenues, and costs and expenses of the Company as a percentage of total revenues.

                                                    Years Ended June 30,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
                                                       (in thousands)
   Revenues:
     Broadcasting............................... $423,060  $429,610  $434,392
     Production and distribution................  240,538   204,321   202,086
     Other......................................      860     1,342     5,398
                                                 --------  --------  --------
       Total revenues...........................  664,458   635,273   641,876
                                                 --------  --------  --------
   Costs and expenses:
     Production and programming.................  345,574   302,232   270,549
     Selling, general and administrative........  152,484   173,245   209,477
     Depreciation...............................    9,370    10,083    10,883
     Amortization of intangibles................   37,557    40,434    40,522
                                                 --------  --------  --------
                                                  544,985   525,994   531,431
                                                 --------  --------  --------
   Operating income.............................  119,473   109,279   110,445
   Other expenses:
     Equity in loss of unconsolidated
      affiliates................................    6,790     5,088     1,609
     Minority interest share of earnings
      (losses)..................................      140      (444)   (2,184)
     Other income, net..........................     (132)      (62)      --
     Interest expense, net......................  134,002   169,107   168,415
     Gain on issuance of subsidiary stock:
       Staff Accounting Bulletin No. 51 gain....      --        --    117,316
       Gain on issuance of subsidiary stock.....      --        --     78,623
                                                 --------  --------  --------
   Income (loss) before provision for income
    taxes.......................................  (21,327)  (64,410)  138,544
   Provision for income taxes...................    3,446     1,989    77,159
                                                 --------  --------  --------
   Net income (loss)............................ $(24,773) $(66,399) $ 61,385
                                                 ========  ========  ========

             Costs and Expenses as a Percentage of Total Revenues

                                                                Years Ended
                                                                  June 30,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
                                                               (in thousands)
Costs and expenses:
  Production and programming.................................. 52.0% 47.6% 42.2%
  Selling, general and administrative......................... 23.0  27.3  32.6
  Depreciation................................................  1.4   1.6   1.7
  Amortization of intangibles.................................  5.6   6.3   6.3
                                                               ----  ----  ----
    Total costs and expenses.................................. 82.0  82.8  82.8
Operating income.............................................. 18.0% 17.2% 17.2%

Year ended June 30, 2000 compared with the year ended June 30, 1999

   Revenues for the year ended June 30, 2000 were $641.9 million as compared to $635.3 million for the year ended June 30, 1999, an increase of 1.0%. Revenues for the Company's production and distribution segment decreased slightly as compared to the prior year. Lower direct to video revenues of $30.0 million were offset by higher foreign syndication and merchandising revenues. The Company did not release or produce any new direct to video titles in the current fiscal year due to the highly competitive marketplace for family-oriented product. The Company's broadcast segment revenues increased $4.8 million due to higher subscription fees and international ad sales revenues offset by lower domestic cable and network advertising revenues caused by lower rating levels as compared to the prior year. Subscriber fee revenues for the Fox Family Channel increased due to higher subscriber counts and subscription rates. Ad sales and subscriber fees for the Fox Kids International Networks improved due to increased penetration for the Company's previously existing channels plus the launch of additional channels.

   Production and programming costs for the year ended June 30, 2000 decreased 10.5% to $270.5 million as compared to $302.2 million for the prior year. Production and programming costs as a percentage of total revenues decreased to 42.2% for the year ended June 30, 2000 from 47.6% for the prior year. The decrease is due primarily to the decrease in the direct to video sales described above, which had high amortization rates. In addition, there was lower amortization expense due to the Company's mix of domestic and foreign revenues as compared to the prior year.

   Selling, general and administrative expenses for the year ended June 30, 2000 increased $36.2 million or 20.9% as compared to the prior year. As a percentage of total revenues, selling, general and administrative expenses increased to 32.6% in the current year from 27.3% in the prior year. This increase is attributable to several factors, including the expansion of the Company's international channels in Europe and worldwide internet activities, as well as increased marketing and related expenses for the Fox Kids Network and higher affiliate relations expenses for the Fox Family Channel. Offsetting this increase somewhat were lower marketing expenses for the Fox Family Channel as a result of the reformatting costs incurred in the prior year.

   Depreciation expense for the year ended June 30, 2000 increased $0.8 million or 7.9% as compared to the year ended June 30, 1999. As a percentage of total revenues, depreciation expense increased to 1.7% in the current year from 1.6% in the prior year. The increase is due to depreciation on property and equipment additions.

   Amortization of intangible assets results from the acquisition of IFE in August 1997. The intangible assets are being amortized over 40 years.

   The equity in loss of unconsolidated affiliates represents the Company's portion of the loss generated by the Company's international channels in The Netherlands ("TV10 BV") and Spain. Effective August 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"), contributed its interest in TV10 BV to a U.S. limited liability company ("TV10 LLC") in exchange for a 50% equity interest in TV10 LLC. The other 50% equity interest is owned by a subsidiary of News Corp. In November 1999, the Company's interest in TV10 LLC was transferred to FKE.

   Interest expense decreased by $0.7 million for the year ended June 30, 2000 as compared to the year ended June 30, 1999. The decrease is due to lower levels of bank facility borrowing and lower imputed interest on long-term film contracts assumed in connection with the acquisition of IFE offset by higher levels of the Company's subordinated debt.

   In November 1999, FKE issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a pre-tax gain of $117.3 million was recorded in Fiscal 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of a $100.0 million subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting in Fiscal 2000.

   The Company's provision for income taxes for the twelve months ended June 30, 1999 reflects foreign withholding taxes and state income taxes related to normal recurring business activity. The Company's provision for income taxes for the twelve months ended June 30, 2000 reflects taxes associated with the initial public offering plus foreign withholding taxes. The Company's effective tax rate in the year ended June 30, 2000 of 56% is greater than the federal statutory rate principally due to non-deductible goodwill amortization and an increase in the deferred tax valuation allowance related to certain timing differences not currently deductible.

Year ended June 30, 1999 compared with the year ended June 30, 1998

   Revenues for the year ended June 30, 1999 were $635.3 million as compared to $664.5 million for the year ended June 30, 1998, a decrease of 4.4%. On a pro forma basis, giving effect to the IFE Acquisition as if it had occurred on July 1, 1997, revenues decreased $53.7 million, or 7.8%. The actual revenue decrease of $29.2 million results primarily from lower direct-to-video revenues of $26.4 million and lower domestic revenues associated with the production and distribution segment of the Company. The market for direct-to-video features is highly competitive, primarily due to an oversupply of product in the marketplace. These decreases were offset, in part, by two factors. Revenues for the Company's broadcast segment increased as a result of subscriber revenue growth for the Fox Family Channel (the Company acquired a controlling interest in IFE on August 1, 1997, and only eleven months of activity were included for the Fox Family Channel for the twelve-month period ended June 30, 1998) while the international cable channels posted higher revenues as a result of increased penetration in the marketplace and the launch of additional channels. The channels were broadcast in approximately 39 countries as of June 30, 1999, as compared to only approximately 28 countries in the prior year. These increases were partially offset by lower domestic cable and network ad sale revenues due to lower overall ratings as compared to the prior year.

   On August 15, 1998, The Family Channel was reformatted as the Fox Family Channel to the cable households of America with new programming and a new schedule, which included children's programming, followed by evening and late-night programming for the entire family. The Company utilizes its library product along with other third party acquired and original programming during the daytime children's block. Primetime programming, on the other hand, consists principally of original series, specials, and movies produced for or licensed by the Fox Family Channel. The process of reformatting a channel is challenging and takes time to accomplish. The industry response to the reformatting has generally been positive. The Company has not lost any cable or direct broadcast system subscribers as a result of the reformatting and the distribution of the Fox

Family Channel increased by over 3 million homes from the time of the reformatting through June 30, 1999. From the August 15, 1998 reformat through June 30, 1999 overall ratings compared to the previous year were lower. However, the Company introduced various programming changes which had a positive impact on ratings and have improved important demographics. The Company continues to pursue its long-term objective of attracting a broader audience with improved advertiser demographics.

   Production and programming costs for the year ended June 30, 1999 decreased 12.6% to $302.2 million as compared to $345.6 million for the prior year. Production and programming costs as a percentage of total revenues decreased to 47.6% for the year ended June 30, 1999 from 52.0% for the prior year. The decreases in production and programming costs are attributable to a number of factors in the Company's production and distribution segment, including the decrease in direct-to-video distribution revenues described above, which have high amortization rates, and lower amortization expense associated with the Company's distribution of domestic syndicated product. In addition, production and programming costs associated with the Company's broadcast segment also decreased principally as a result of lower production and programming expense for the Fox Kids Network, including an approximately $15.9 million one-time reduction in expense related to the Company's new affiliation agreement.

   Selling, general and administrative expenses for the year ended June 30, 1999 increased $20.8 million or 13.6% as compared to the prior year. As a percentage of total revenues, selling, general and administrative expenses increased to 27.3% in the year ended June 30, 1999, from 23.0% in the prior year. This increase is due to a number of factors in the Company's broadcast segment including one additional month of activity of IFE and various costs ($11.6 million) incurred with the reformatting of the Fox Family Channel and higher international channel expenses ($8.1 million) as a result of the growth described above.

   Depreciation expense for the year ended June 30, 1999 increased $0.7 million or 7.6% as compared to the year ended June 30, 1998. As a percentage of total revenues, depreciation expense increased to 1.6% in 1999 from 1.4% in the prior year. The increase is due to depreciation on property and equipment additions.

   Amortization of intangible assets results from the acquisition of IFE in August 1997. Twelve months of amortization was taken for the year ended June 30, 1999 as compared to only eleven months in the prior year.

   The equity in loss of unconsolidated affiliate represents the Company's portion of the loss generated by TV10 BV, a cable network based in The Netherlands. The Company acquired its initial interest in TV10 BV in March 1997. Effective August 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, FKEH, contributed its interest in TV10 BV to TV10 LLC in exchange for a 50% equity interest in TV10 LLC. The other 50% equity interest is owned by a subsidiary of News Corp.

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

   The following table sets forth EBITDA for the years ended June 30, 1998, 1999 and 2000:

                                                     Years Ended June 30,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
                                                        (in thousands)
   Revenues:
     Broadcasting................................ $423,060  $429,610  $434,392
     Production and distribution.................  240,538   204,321   202,086
     Other.......................................      860     1,342     5,398
                                                  --------  --------  --------
       Total revenues............................  664,458   635,273   641,876
                                                  --------  --------  --------
   EBITDA:
     Broadcasting................................  117,825   112,921   109,109
     Production and distribution.................   57,737    54,314    61,871
     Other.......................................  (15,960)  (12,021)  187,384
                                                  --------  --------  --------
                                                   159,602   155,214   358,364
                                                  --------  --------  --------
   Other Expenses
     Interest expense............................  134,002   169,107   168,415
     Depreciation................................    9,370    10,083    10,883
     Amortization of intangibles.................   37,557    40,434    40,522
                                                  --------  --------  --------
                                                   180,929   219,624   219,820
                                                  --------  --------  --------
   Income (loss) before provision for income
    taxes........................................  (21,327)  (64,410)  138,544
   Provision for income taxes....................    3,446     1,989    77,159
                                                  --------  --------  --------
   Net income (loss)............................. $(24,773) $(66,399) $ 61,385
                                                  ========  ========  ========

Liquidity and Capital Resources

   In September 1997, the Company completed the IFE Acquisition. The total consideration for the IFE Acquisition was approximately $1.9 billion, including assumption of debt, and was financed by (i) the borrowing of $1.25 billion under a credit facility (the "Old Credit Facility"), (ii) the issuance of approximately $345 million of Series A Preferred Stock to Liberty IFE, Inc. ("Liberty IFE") and (iii) the issuance of a note to News America Incorporated in the amount of $345.5 million (the "NAI Bridge Note"). In October 1997, the Company completed an offering (the "Offering") of the Company Notes, generating net proceeds to the Company of approximately $830 million. Of the net proceeds from the Offering, $215 million was used to repay a portion of the NAI Bridge Note and the balance of $615 million was used to repay indebtedness under the Company's Old Credit Facility. Approximately $132 million (including accreted interest) was outstanding under the NAI Bridge Note at June 30, 2000; however, no payments are due under the NAI Bridge Note until March 2008.

   In October 1997, as part of the Offering, the Company amended the Old Credit Facility to the Amended Credit Facility which includes a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The Amended Credit Facility is scheduled to terminate

September 29, 2004. Borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR plus a .75% interest rate margin or the base prime rate. As of June 30, 2000, $30 million was available under the Amended Credit Facility for additional borrowings.

   In November 1999, FKE, completed an initial public offering of its ordinary shares in The Netherlands, as described above, generating net cash proceeds of approximately $153.0 million of which $100.0 million was utilized to pay down the Company's Amended Credit Facility and the remaining amount was made available for working capital purposes.

   As a result of the IFE Acquisition and the financing transactions described above, the Company's principal liquidity requirements arise from interest payments. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. Commencing July 1, 1998 the Company is obligated to pay to its affiliates an aggregate of approximately $15 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and (iii) additional allocation of promotional spots for the next three and one-half years.

   Net cash provided by operating activities of the Company for the year ended June 30, 2000 was $326.3 million as compared to $330.2 million for the year ended June 30, 1999. The decrease is due to expansion of the Company's international operations and timing of production, programming and other payments.

   Net cash used in investing activities of the Company during the years ended June 30, 1999 and 2000 was $360.1 million and $350.0 million, respectively. The investing activities for the years ended June 30, 1999 and 2000 primarily consisted of additions to production and programming costs and purchases of property and equipment, while the year ended June 30, 1999 reflected higher than normal production and programming costs associated with the completely revamped program schedule of the Fox Family Channel.

   Net cash provided by (used in) financing activities of the Company during the years ended June 30, 1999 and 2000 was ($5.6 million) and $66.4 million, respectively. The financing activities for the year ended June 30, 1999 consisted primarily of proceeds from bank and other borrowings offset by dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock and bank loan paydowns. The activities for the year ended June 30, 2000 consisted primarily of proceeds from the initial public offering of the ordinary shares of FKE, the issuance of additional Fox subordinated debt, proceeds from bank borrowings, and advances from related parties, offset by payments of dividends on the Company's preferred stock and paydowns of bank borrowings.

   The Company's total unrestricted cash balances at June 30, 2000 were $89.7 million.

   The Company believes that the $30 million of available borrowings under the Amended Credit Facility, together with cash flow from operations and cash on hand and funding from the Company's stockholders, will be sufficient to fund its operations and service its debt for the foreseeable future.

New Accounting Pronouncements

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 was subsequently amended by SFAS No. 137, which had the effect of deferring the date of its effectiveness. In March 2000, SFAS No. 133 was also amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--An Amendment to FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 and 138 are effective for fiscal periods beginning after June 15, 2000. The Company is currently evaluating the possible effects of SFAS No. 133 and 138 on its consolidated financial statements. This statement could increase volatility in earnings and other comprehensive income.

   In June 2000, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development cost for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000, however, earlier application is encouraged. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002, at which time it expects to record a one-time, non-cash, pre-tax charge as a cumulative effect of a change in accounting principles, the amount of which has not yet been determined.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but it is not expected to result in any changes to net income. The Company is required to adopt SAB 101 during the first quarter of fiscal 2001. As a result, the Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements.

   In January 2000, EITF 99-17, "Accounting for Advertising Barter Transactions" was issued. EITF 99-17 requires that revenues and expenses related to advertising barter transactions be recognized at fair value only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. This EITF is not expected to result in any change to the financial position or operating results of the Company.

Factors That Could Impact Future Results

 Substantial Leverage; Ability to Service Indebtedness

   As of June 30, 2000, the Company's total amount of consolidated debt (including amounts payable to related parties) outstanding was approximately $1.77 billion, or 83.7% of total capitalization. The Company is a holding company and its ability to obtain funds from its subsidiaries and affiliates could be limited.

   The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain financing in the future for working capital, capital expenditures or general corporate purposes may be impaired; (ii) a substantial portion of cash flows from the operation of the Company's subsidiaries will be dedicated to the payment of the principal of and interest on its debt and will not be available for other purposes; and (iii) certain of the Company's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates. Further, the Company's Amended Credit Facility and the Indentures contain certain restrictive financial and operating covenants which affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, engage in change of control transactions, sell assets and engage in mergers and consolidations. These covenants may significantly limit the operating and financial flexibility of the Company and may limit its ability to respond to changes in its business or competitive activities. The failure by the Company to comply with such covenants could result in an event of default under the applicable instrument, which could permit acceleration of the debt under the instrument and in some cases acceleration of debt under other instruments containing cross-default or cross-acceleration provisions.

   The Company's ability to make scheduled payments of principal or to pay interest on or to refinance its debt depends on its future financial performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Although management believes that cash from operations, together with available borrowings pursuant to the Company's Amended Credit Facility and funding from the Company's stockholders, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debt for the foreseeable future, this is a forward-looking statement and there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its debt or to make necessary capital expenditures or other expenditures. Furthermore, there can be no assurance that the Company will be able to raise additional capital for any required refinancing in the future. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

 Acquisition of IFE

   Limited Cable Television Operations History. The IFE Acquisition expanded the Company's operations into the cable television business, a business in which it had never before operated. The cable television business is highly competitive, subject to government regulation and at risk to technological change. As of August 15, 2000, cable television reached 77.5% of the United States' television households compared to 98% for broadcast television and 9.4% for DTH satellite television. Cable television reaches approximately 30.4 million of U.S. children between the ages of 2-11. In the cable television market, the Company is subject to competition from other cable television companies which, in many instances, have greater production, distribution and capital resources than the cable television operations of the Company.

   Programming Changes at The Family Channel. The Company reformatted The Family Channel as the Fox Family Channel in August 1998. The household rating for the Fox Family Channel has dropped 27% since the reformatting, and in the adults ages 18-49 demographic the rating decrease has been 28%. In the children's ages 2-11 demographic, ratings have increased 300% from the prior year. The Company has experienced improved ratings over the past few months due to programming changes, including the acquisition of off-network programming, and increased viewership of its original movies. The Company acquired IFE with the expectation that the acquisition would result in synergies for the combined business. These include the potential to realize a greater return on its children's programming library through distribution on the Fox Family Channel and operational synergies through the sale of "packaged advertising," cross-promotional opportunities with the Fox Kids Network, consolidation of duplicative functions and the elimination of excess overhead.

 Competition Among International Channels

   The Company competes for viewers and ratings and related advertising revenues in each of the territories where it broadcasts its channels. The Company currently competes with children-focused terrestrial television satellite channels for market acceptance of its programming, for viewership ratings and for related advertising. For example, the Company competes with The Disney Channel, The Cartoon Network and Nickelodeon in many of its markets and in each of its markets it often also has local competition such as Trouble in the United Kingdom, Teleton in France and Panda and Super Tres in Spain. In some countries, popular terrestrial channels have indicated they have plans to launch digital children's channels.

 Possible Decline in Popularity of Current Programs and Uncertainty of Acceptance of New Programs

   A significant portion of the Company's revenues are derived from the creation, development, production, acquisition, international distribution, merchandising and other exploitation of children's television properties. For the fiscal year ended June 30, 2000, revenues from these sources represented approximately 46% of the Company's consolidated revenues. The success of any series depends upon unpredictable and volatile factors beyond the Company's control, such as children's preferences, competing programming and the availability of other entertainment activities for children. A shift in children's interests could cause the Company's current television programming to decline in popularity, which could materially and adversely affect the Company's results of operations and financial condition. The ability of the Company to continue successfully to exploit the merchandising opportunities afforded by its programs will also be dependent on the favorable ratings of the programs and the ability of the Company's characters to continue to provide attractive merchandising opportunities for its licensees. There can be no assurance as to the continuing commercial success of any of the Company's currently distributed properties, or that the Company will be successful in generating sufficient demand and market acceptance for its new properties.

 Possible Reduction in Distribution or Non-Renewal of the Fox Family Channel by Cable Operators

   The Company distributes the Fox Family Channel to cable operators pursuant to affiliation agreements whereby the cable operator agrees to provide carriage for a specified per subscriber fee. Currently, the Fox Family Channel has affiliation agreements covering approximately 13,700 affiliates. Pursuant to these agreements, the Fox Family Channel reached 75 million viewers out of a potential audience reach of approximately 79 million households at August 15, 2000. Under these agreements, cable operators and other distributors may discontinue carriage of the Fox Family Channel or move the Fox Family Channel to a more narrowly distributed level of service or tier. Such discontinuance or movement, if it involved a significant number of subscribers, could limit the Fox Family Channel's ability to generate national advertising revenues, as these depend on broad distribution, particularly by cable operators. Subsequent to the debut of the new programming on the Fox Family Channel, no cable operators have discontinued carriage of the Fox Family Channel service. The Company currently expects to continue to be able to renew its affiliation agreements as they mature or to maintain its carriage on an "expanded basic," the most widely distributed level of service. However, there can be no assurance that these affiliation agreements will be renewed or that they will be renewed on the same or more favorable terms.

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

   Distribution Outlets. In the United States, the Company competes for ratings and related advertising revenues. The Company currently competes through its Fox Kids Network and the Fox Family Channel with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, TNT, The Cartoon Network and Nickelodeon, for market acceptance of its programming, viewership ratings and related advertising revenues. To the extent that the Company produces original programming for distribution outlets it does not own, it competes with other producers of children's programming. Internationally, the Company contends with a large number of U.S.-based and international distributors of children's programming in the development or acquisition of programming expected to appeal to international audiences, including The Disney Channel, The Cartoon Network and Nickelodeon in many of its markets and in each of its markets the Company often also has local competition such as Trouble in the United Kingdom, Teleton in France and Panda and Super Tres in Spain. Such programming often must comply with foreign broadcast rules and regulations which may stipulate certain local content requirements.

   Internet. Advertising and e-commerce on the internet are highly competitive. In addition, barriers to entry into the internet market are low and may result in increased competition over time. Current and prospective competitors include many large competitors that have substantially greater market presence than the Company, as well as greater financial, technical, marketing and other resources than the Company has. More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

 Overestimation of Revenues or Underestimation of Costs

   The Company currently follows Financial Accounting Standards Board Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," regarding revenue recognition and amortization of production costs for programs and films in which the Company owns or controls all applicable rights. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as programming costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenues expected to be received from such program or film. For programs in which the Company acquires only network or basic cable broadcast rights, the Company amortizes such program costs over the estimated number of broadcasts in accordance with Financial Accounting Standards Board Statement No. 63, "Financial Reporting by Broadcasters." If revenue or cost estimates change with respect to a program or film, the Company may be required to write down all or a portion of the unamortized costs for such program or film. No assurance can be given that such write-downs, if they occur, will not have a material adverse effect on the Company's results of operations or financial condition.

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

 International Sales

   For the fiscal year ended June 30, 2000, the Company derived approximately 27% of its consolidated revenues from international operations. As part of its business strategy, the Company intends to expand its international program production and distribution activities, as well as its worldwide merchandising, licensing and ancillary activities, including the launch of children's channels on DTH satellite and cable platforms throughout the world. The Company is subject to the special risks inherent in international business activities, including (i) general economic, social and political conditions in each country, (ii) currency fluctuations, (iii) double taxation, (iv) unexpected changes in applicable regulatory requirements and (v) compliance with a variety of international laws and regulations. The operations of the Company's international entities are measured in part in local currencies. For reporting purposes, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rates prevailing during the period. As a result, the Company can expect to record foreign exchange losses and gains in the future.

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

 Transactions With Stockholders and their Affiliates

   The Company has in the past entered into transactions and agreements, some of which are ongoing, with Haim Saban and with Fox Broadcasting and News Corp. and their affiliated companies. In addition, the Company may in the future enter into additional agreements and other transactions with certain of these affiliates. Although the Company has adopted a policy that future transactions between the Company and any of these affiliates or family members must be approved by a disinterested majority of the Board of Directors of the Company, there can be no assurance that any such future transactions will prove to be favorable to the Company. In addition, the Indentures provide, with certain exceptions, that the Company may not enter into any transactions with affiliates except on terms that are no less favorable to the Company than the Company would obtain in a comparable arm's-length transaction.

 Option Agreements between Fox Broadcasting and the Saban Stockholders

   Under agreements between Haim Saban, the other Saban Stockholders and FBSI, FBSI has the right and option, commencing in December 2002 or earlier in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company held by Mr. Saban and the other Saban Stockholders. In addition, Mr. Saban has the right and option to cause Fox Broadcasting to purchase all of such shares either (i) in January 2001 if notice is given by December 31, 2000, (ii) between December 22, 2002 and December 22, 2012, or (iii) earlier in the event of a change in control of Fox Broadcasting or in the event of the death of Mr. Saban. In the event that either Fox Broadcasting or Haim Saban exercises this option, Fox Broadcasting would hold nearly all of the Company's outstanding capital stock. The purchase price formula under the options is based on the fair market value of the Company. See Item 13. "Certain Relationships and Related Transactions."

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

   The Company had no interest rate swaps outstanding at June 30, 2000.

   When the Company licenses its programming outside the United States, the majority of transactions are denominated in U.S. dollars. Channel subscription fees are denominated in local currencies. For those transactions denominated in foreign currencies, to the extent possible, sales and purchases in specific currencies are offset against each other. The foreign currencies in which the Company has the most significant exchange rate exposure are the British pound, French franc, German mark and Canadian dollar. To manage these exposures, the Company periodically initiates hedging activities by entering into currency exchange agreements, consisting primarily of currency forward contracts, to minimize cost variations which could result from fluctuations in currency exchange rates. The currency exchange agreements that provide hedge coverage typically mature within one year of origination, consistent with the underlying purchase or sales commitment.

   The Company had no outstanding foreign exchange contracts at June 30, 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

   The directors and executive officers of the Company, and their ages at September 1, 2000, are as follows:

           Name           Age                      Position
           ----           ---                      --------
 Haim Saban.............. 55  Chairman of the Board and Chief Executive Officer
                               of the Company

 Mel Woods............... 48  President, Chief Operating Officer, Chief
                               Financial Officer and Director of the Company

 Mark Ittner............. 48  Senior Vice President of Finance and Chief
                               Accounting Officer of the Company

 K. Rupert Murdoch....... 69  Director

 Chase Carey............. 46  Director

 Matt Krane.............. 46  Director

 Jeff Shell.............. 34  Director

   K. Rupert Murdoch has served as a director of the Company since August 1996. Mr. Murdoch is an Executive Director and has been the Chief Executive of News Corp. since its formation in 1979 and has served as its Chairman since 1991. Mr. Murdoch has been a director of Fox Entertainment Group since 1985, Chairman since 1992 and Chief Executive Officer since 1995. Mr. Murdoch has served as a director of News International plc, News Corp.'s principal operating subsidiary in the United Kingdom since 1969, a director of News Limited, News Corp.'s principal operating subsidiary in Australia since 1953, and a director of News America Incorporated, News Corp's principal operating subsidiary in the United States, since 1973. Mr. Murdoch has served as director of the STAR TV since 1993, as a director of Sky Global Networks, Inc. since June 2000, and as a director of BSkyB since 1990 and Chairman since 1999. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc.

   Haim Saban, the founder of Saban, has served as the Chairman of the Board and Chief Executive Officer of the Company since its inception in August 1996. Mr. Saban served as Chairman and Chief Executive Officer of Saban from the establishment of Saban in 1983 through August 1996. Mr. Saban is a creator and executive producer of the Company's live-action series, Power Rangers.

   Mel Woods has served as President, Chief Operating Officer, Chief Financial Officer and a director of the Company since its inception in August 1996. Mr. Woods was also the President and Chief Operating Officer and a director of Saban from 1991 until August 1996. From 1987 to 1991, Mr. Woods served as Senior Vice President and Chief Financial Officer of DIC Enterprises ("DIC"), an animation production company. Prior to joining DIC, Mr. Woods was Senior Vice President, Chief Financial Officer and Treasurer of Orion Pictures Corp. and served as a member of its board of directors. Mr. Woods is a member of the board of directors of On Stage Entertainment, Inc., a producer of live entertainment shows.

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

   Chase Carey has served as a director of the Company since August 1996. Mr. Carey is an Executive Director and has been the Co-Chief Operating Officer of News Corp., and a Director and Executive Vice President of News America Incorporated since October 1996. Mr. Carey has been a director of Fox Entertainment Group since 1992 and Co-Chief Operating Officer since August 1998. Mr. Carey has served as the Chairman and Chief Executive Officer of FOX Television since July 1994. Mr. Carey is a member of the boards of directors of GemStar-TV Guide International, Inc., STAR TV, NDS Group, plc, Sky Global Networks, Inc., Gateway 2000 and Colgate University.

   Jeff Shell has served as a director of the Company since January 2000. Mr. Shell has been President and Chief Executive Officer of Fox Cable Networks since January 2000, and oversees more than twenty major domestic cable and satellite networks in which Fox Entertainment Group and News Corp. hold interests. Mr. Shell joined Fox Television in 1994. From 1996 through 1999, Mr. Shell served as Chief Executive Officer of Fox/Liberty Networks, and was named President of Fox Sports Networks in 1999. Mr. Shell serves on the board of directors of several other Fox related television entities, including The Golf Channel, Speedvision, Outdoor Life and the Cablevision MSG partnership.

   Matt Krane has served as a director of the Company since January 2000. For the last five years, Mr. Krane has been an attorney practicing law as a sole practitioner, representing various corporations and individuals, primarily in the area of taxation.

 Election of Directors; Change in Control

   Pursuant to the terms of an Amended and Restated Strategic Stockholders Agreement dated as of August 1, 1997, as amended as of June 26, 2000, between, among others, Fox Broadcasting and Haim Saban and the other Saban Stockholders (the "Amended and Restated Strategic Stockholders Agreement"), Fox Broadcasting and Mr. Saban have agreed to vote all of the shares of Class B Common Stock beneficially owned by each of them to the election of three directors designated by Fox Broadcasting and three directors designated by Mr. Saban. If in the future the Company becomes subject to any requirement that the Company's Board of Directors include independent directors, Fox Broadcasting and Mr. Saban are each to include among their respective slates of nominees the number of independent directors necessary to satisfy such requirement. Fox Broadcasting and Mr. Saban will mutually agree on two independent directors. If they are unable to mutually agree, Fox Broadcasting will nominate one independent director and Mr. Saban will nominate the other and they will each vote for both nominees.

   If either Haim Saban or Fox Broadcasting transfers more than one-third of its initial holdings of Class B Common Stock (Mr. Saban's holdings to include the shares of the former Saban Stockholders), then Fox Broadcasting or Mr. Saban, as the case may be, has the right to designate the remaining two-thirds of the authorized number of directors.

   As part of the voting provisions of the Amended and Restated Strategic Stockholders Agreement, both Mr. Saban and Fox Broadcasting have agreed to a standstill whereby neither of them will, without the consent of the other, among other things, (i) purchase, acquire, offer or agree to purchase or acquire any shares of capital stock or other voting securities of the Company,
(ii) solicit stockholders for the approval of stockholder proposals or (iii) otherwise act, alone or in concert with others, to assert or encourage any other person or entity in seeking to control the management, board of directors or policies of the Company or to propose or effect a business combination, restructuring, recapitalization, liquidation, dissolution or similar transaction.

   Fox Broadcasting's designees are currently K. Rupert Murdoch, Chase Carey and Jeff Shell. Haim Saban, Mel Woods and Matt Krane are the designees of Haim Saban.

   Under an agreement among FBSI, Haim Saban and the other Saban Stockholders, FBSI has the right and option, commencing in December 2002 or earlier in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company then held by Mr. Saban and the other Saban Stockholders, and pursuant to the

Amended and Restated Strategic Stockholders Agreement, Mr. Saban has the right and option, commencing in January 2001, or earlier in the event of a change in control of Fox Broadcasting or in the event of the death of Mr. Saban, to cause Fox Broadcasting to purchase all of these shares. See Item 13, "Certain Relationships and Related Transactions."

Compliance with Section 16(a) of the Exchange Act.

   Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth the aggregate cash and non-cash compensation paid or accrued by the Company to the Chief Executive Officer and the other four most highly compensated executive officers ("Named Executive Officers") compensated in excess of $100,000 for the fiscal year ended June 30, 2000. Compensation decisions are currently made by the President and the Chief Executive Officer.

                          Summary Compensation Table

                                     Annual Compensation
                                  -----------------------------    Other Annual
Name and Principal Position       Year   Salary        Bonus       Compensation
---------------------------       ----   ------      ----------    ------------
Haim Saban....................... 1998 $1,000,000    $      --          (1)
 Chairman of the Board and        1999  1,000,000           --          (1)
 Chief Executive Officer          2000  1,000,000           --          (1)

Mel Woods........................ 1998 $  476,500    $2,528,700(2)      (1)
 President, Chief Operating       1999    506,700     2,028,400(2)      (1)
 Officer and Chief Financial      2000    616,200     1,350,000(2)      (1)
 Officer

Shuki Levy....................... 1998 $  500,000    $      --          (1)
 Executive Vice President         1999    500,000           --          (1)
                                  2000    698,400(3)        --          (1)

Donna Cunningham................. 1998 $  246,200    $  130,000         (1)
 Executive Vice President,        1999    300,000           --          (1)
 Business and Legal Affairs       2000    445,800(4)        --          (1)
 and General Counsel

Mark Ittner...................... 1998 $  222,900    $   27,500         (1)
 Senior Vice President of Finance 1999    227,200        25,000         (1)
 and Chief Accounting Officer     2000    234,600        35,000         (1)

--------
(1) Less than the lesser of either $50,000 or 10% of total annual salary and bonus.

(2) See Item 13, "Certain Relationships and Related Transactions--Transactions between Haim Saban, other Executive Officers and Saban."

(3) Mr. Levy resigned as of January 7, 2000.

(4) Ms. Cunningham resigned as of June 23, 2000. Includes payment for vacation accrued.

   See Item 13, "Certain Relationships and Related Transactions--Transactions between Haim Saban, other Executive Officers and Saban" for information with respect to certain loans, forgiveness of loans and other transactions for the benefit of certain of the Named Executive Officers.

Stock Options

   The following table summarizes information with respect to the number of shares of Class A Common Stock underlying stock options held by each of the Named Executive Officers at June 30, 2000.

                   Aggregated Fiscal Year-End Option Values

                                                        Number of Securities
                                                       Underlying Unexercised
                                                               Options
                                                         at Fiscal Year End
                                                      --------------------------
   Name                                               Exercisable  Unexercisable
   ----                                               -----------  -------------
   Haim Saban........................................       --          --
   Mel Woods.........................................   161,637(1)      --
   Shuki Levy........................................   161,637(2)      --
   Donna Cunningham..................................       --          --
   Mark Ittner.......................................       --          --

--------
(1) The value of unexercised in-the-money options at fiscal year end is to be based on the difference between the Company's estimate of the fair market value of the Class A Common Stock and the exercise price of $34.02 for the options. See "--Employment Agreements". However, there is currently no public market for the Company's stock and therefore no readily ascertainable market value for its stock. Since the Company's Class A Common Stock has a negative book value, any calculation of value based upon book value would not be meaningful and for this reason has been omitted.

(2) The value of unexercised in-the-money options at fiscal year end is to be based on the difference between the Company's estimate of the fair market value of the Class A Common Stock and the exercise price of $12.37 for the options. However, there is currently no public market for the Company's stock and therefore no readily ascertainable market value for its stock. Since the Company's Class A Common Stock has a negative book value, any calculation of value based upon book value would not be meaningful and for this reason has been omitted.

   Under the terms of the option agreements, an executive whose employment is terminated must sell his or her stock options (together with any shares acquired pursuant to the exercise of such options, the "Option Shares") to the Company for an amount equal to the fair market value of such Option Shares plus the fair market value of the shares with respect to which the executive's option has vested but has not been exercised, less the executive's purchase price. Such amount is to be paid to the executive in cash.

   In addition, in the event Haim Saban, any member of his immediate family or any of his affiliated entities (Haim Saban and such family members, the "Saban Entities") sells to a third party any shares of common stock of the Company (the "Saban Company Shares"), each executive must sell the "applicable percentage" of his or her Option Shares for the same per share consideration paid by the third party for the Saban Company Shares. The "applicable percentage" is equal to the percentage of the Saban Company Shares sold to the third party out of the total shares of the Company owned by the Saban Entities immediately prior to the sale. The Company must purchase such shares for consideration equal to the applicable percentage of the per share consideration paid by the third party for the Saban Company Shares multiplied by the number of Option Shares with respect to which such executives' options have vested but have not been exercised, less the purchase price.

Employment Agreements

   Haim Saban has an employment agreement with the Company which extends through June 30, 2002. Pursuant to the terms of the agreement, Mr. Saban is to be paid an annual salary of $1 million. Mr. Saban may not be removed or replaced with or without cause until he and the other stockholders of the Company whose shares he controls collectively transfer more than one-third of the number of shares of Class B Common Stock they currently beneficially own. If Mr. Saban is terminated following such an event, he will be entitled to receive an amount equal to his annual base salary from the date of his termination through June 30, 2002. Under the agreement, Mr. Saban may engage in certain activities for his own account, including music composing and publishing, investments and charity. The agreement generally provides that Mr. Saban will not, during the term of his employment and for a period of five years thereafter, compete with the Company.

   The Company has an employment agreement with Mel Woods dated April 1, 1999. The term of Mr. Woods' employment agreement with the Company extends through May 31, 2002. Mr. Woods will receive an annual base salary of $625,000, $650,000 and $675,000 for each of the 1999-2000, 2000-2001 and 2001-2002 periods, respectively, and an annual contingent bonus which is limited to $650,000, $675,000 and $700,000 for each of the 1999-2000, 2000-2001 and 2001-
2002 periods, respectively. At the option of the Company, the Company may extend Mr. Woods' term of employment for two years. The Company may terminate Mr. Woods' employment only for cause or upon his death or disability, and Mr. Woods may terminate his employment upon the Company's material breach of the employment agreement. If Mr. Woods' employment is terminated by the Company for cause, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination, (ii) his bonus compensation for the period in which the date of the termination falls, pro-rated to date of termination, and (iii) vested rights with respect to certain stock options granted in connection with the employment agreement. All of Mr. Woods' options are vested. Should Mr. Woods terminate his employment as a result of a material breach by the Company, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination, (ii) severance pay for the balance of the term of the employment agreement, (iii) bonus compensation for the period in which the date of termination falls, pro-rated to the date of such termination and (iv) vested rights with respect to certain stock options granted in connection with the employment agreement. If the Company decides not to renew Mr. Woods' employment at the end of the initial three-year term, Mr. Woods will be entitled to receive as severance his base salary for the third term year and his actual bonus. On May 20, 1998, the Company amended Mr. Woods' original employment agreement and paid Mr. Woods compensation of $2,000,000 in the form of an advance against amounts to be paid to Mr. Woods upon termination of his employment. In connection with Mr. Woods' new employment agreement with the Company, Mr. Woods received a second advance of $1,500,000 against amounts to be paid to Mr. Woods upon termination of his employment. These advances do not bear interest and were included in Mr. Woods' compensation during the fiscal years in which they were made. Further, if Mr. Woods exercises any stock options to acquire shares of the Company's Class A Common Stock, Mr. Woods shall concurrently repay the advances through an increase in the purchase price in connection with the exercise.

   The Company has an employment agreement, as amended, with Mark Ittner to serve as Senior Vice President of Finance. The term of the employment agreement extends through December 31, 2002 and may be extended, at the Company's option, to extend through December 31, 2004. Mr. Ittner will receive an annual base salary of $275,000 for the period from July 1, 2000 though December 31, 2000; $290,000 for the period from January 1, 2001 through December 31, 2001; and $310,000 for the period January 1, 2002 to December 31, 2002. The employment agreement provides that the Company may terminate Mr. Ittner's employment only for cause or upon his death.

Compensation Committee Interlocks and Insider Participation

   Currently, the Company's Board of Directors does not maintain a compensation committee. Consequently, the entire Board of Directors participates in deliberations concerning executive compensation. Mr. Saban is a member of the Board of Directors and the Company's Chief Executive Officer. Mr. Woods serves on the Board of Directors and is the Company's President, Chief Operating Officer and Chief Financial Officer. None of the Company's executive officers served as a member of the compensation committee or other similar committee or the board of directors of any other entity, other than the Company's subsidiaries, of which an executive officer served on the Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of September 1, 2000 with respect to the shares of Class A Common Stock and Class B Common Stock beneficially owned by (i) each director of the Company; (ii) each person known to the Company to be the beneficial owner of more than 5% of either class of Common Stock; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each person listed is in care of the Company, 10960 Wilshire Boulevard, Los Angeles, California 90024.

                                           Class A               Class B
                                       Common Stock(1)       Common Stock(1)
                                    --------------------- ----------------------
                                    Number of Percent of  Number of  Percent of
                                     Shares   Class Owned   Shares   Class Owned
                                    --------- ----------- ---------- -----------
Haim Saban(2)(3)..................       --        --     15,840,000    100.0%
Fox Broadcasting(2)(3)............       --        --     15,840,000    100.0
K. Rupert Murdoch(4)..............       --        --     15,840,000    100.0
Chase Carey(4)....................       --        --     15,840,000    100.0
Silverlight Enterprises,
 L.P.(2)(3).......................       --        --      4,165,425     26.3
Allen & Co. Incorporated..........   160,000     100.0%          --       --
Mel Woods(5)......................   161,637      50.3           --       --
Shuki Levy(5).....................   161,637      50.3           --       --
Matt Krane........................       --        --            --       --
Jeff Shell........................       --        --            --       --
Mark Ittner.......................       --        --            --       --
All of the Company's executive
 officers and directors as a group
 (eight persons)..................   323,274      66.9%   15,840,000    100.0%

--------
(1) Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at September 1, 2000.

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

    Under agreements between Mr. Saban, the other Saban Stockholders and Fox Broadcasting, Fox Broadcasting has the right and option, commencing in December 2002 or earlier in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company held by Mr. Saban and the other Saban Stockholders and Mr. Saban has the right and option, commencing in January 2001, or earlier in the event of a change in control of Fox Broadcasting or certain limited circumstances, to cause Fox Broadcasting to purchase all of such shares. See Item 13, "Certain Relationships and Related Transactions."

    As of September 1, 2000, the total number of shares of Class B Common Stock and the percentage of Class B Common Stock beneficially owned by Mr. Saban, the entities which he controls, and Fox Broadcasting over which each had sole investment power was as follows:

                                                                    Aggregate
                                                          Number of  Voting
                                                           Shares     Power
                                                          --------- ---------
   Haim Saban (through Alpha Family Trust, U/D/T dated
    May 5, 1999)......................................... 3,737,844   23.6%
   Haim Saban............................................    15,058     *
   Cheryl Saban..........................................     1,673     *
   Silverlight Enterprises, L.P. ........................ 4,165,425   26.3
   Fox Broadcasting...................................... 7,920,000   50.0%

  --------
  * Less than 0.1%.

(4) Because of their positions with Fox Broadcasting, each of Messrs. Murdoch and Carey may be deemed to beneficially own all of the shares of Class B Common Stock owned or controlled by Fox Broadcasting. Each of Messrs. Murdoch and Carey disclaims any pecuniary interest in such securities.

(5) Represents shares reserved for issuance upon exercise of stock options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Reorganization

   The Company was incorporated in August 1996 under Delaware law. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of a controlling interest in IFE, (i) FBSI exchanged its capital stock in FCN Holding, which indirectly owns FCN, for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the Saban Stockholders exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for the Fox Subordinated Note from the Company, which accrues interest at the rate of 10.427%. The payment of principal and interest under the Fox Subordinated Note are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

   On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAI Bridge Note to News America Incorporated upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAI Bridge Note had a principal amount of $345.5 million. The NAI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the NAI Bridge Note accretes interest at a rate of approximately 10.427% per annum. In connection with the Offering, $215 million of the net proceeds was used to repay a portion of the NAI Bridge Note. The Company may repay the NAI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures. Approximately $138 million (including accreted interest) was outstanding under the NAI Bridge Note at June 30, 2000; however, no payments are due under the NAI Bridge Note until March 2008.

   As part of the formation of the LLC, Saban, the Saban Stockholders, Fox Broadcasting, FCN Holding and one of its subsidiaries entered into a Strategic Stockholders Agreement dated December 22, 1995, which provided, among other things, for restrictions on transfer of the stock held by the parties, certain voting rights between them, as well as the terms of the Reorganization. The parties to the Strategic Stockholders Agreement also agreed to provide Haim Saban and the Saban Stockholders and Fox Broadcasting certain registration rights. On August 1, 1997, the Strategic Stockholders Agreement was amended and restated (the "Amended and Restated Strategic Stockholders Agreement") to add provisions regarding voting between Fox Broadcasting and the former Saban Stockholders. On June 26, 2000, the Amended and Restated Strategic Stockholders Agreement was amended as described below. See Item 10, "Directors and Executive Officers of the Registrant--Election of Directors; Change in Control."

   As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with FBSI as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Preferred Stock or to redeem the Series A Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by News Corp., or (iii) under the Funding Agreement among News Corp., News Publishing Australia Limited ("NPAL") and the Company (the "Funding Agreement"), and either News Corp. or NPAL provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50 million, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50 million may be converted into shares of Class B Common Stock. If FBSI elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from FBSI up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50 million of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If FBSI elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

   In connection with the formation of the LLC and pursuant to a Stock Ownership Agreement dated December 22, 1995, the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately transferred the agreement to FBSI. Accordingly, the option may be exercised by FBSI as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon receipt by FBSI of written notice from Haim Saban of his desire to cause FBSI to purchase all of the shares of Class B Common Stock held by the Saban Stockholders; or (iii) upon delivery of written notice by FBSI at any time on or after December 22, 2002, or before December 22, 2012. The purchase price formula under the option is based on the fair market value of the Company. In addition, under the terms of the original Amended and Restated Strategic Stockholders Agreement, Haim Saban has the right and option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, which option may be exercised by Haim Saban as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon a change in control of Fox Broadcasting; (iii) on December 22, 2000 provided that Haim Saban gives notice to Fox Broadcasting no later than 180 calendar days before December 22, 2000; and (iv) upon delivery of written notice by Haim Saban at any time on or after December 22, 2002 and on or before December 22, 2012. As of June 26, 2000, subsection (iii) of the preceding sentence was amended to change December 22, 2000 to January 31, 2001 and to provide that notice must be given not later than December 31, 2000. In connection with the "Change of Control" provisions of the Indentures that govern the Company Notes, and the "Change of Control" provisions of the Amended Credit Facility, the exercise of FBSI's option to purchase the Class B Common Stock held by the Saban Stockholders, or the exercise by Haim Saban of his option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, would not constitute a "Change of Control."

   In connection with the acquisition of IFE, the Company issued to Liberty IFE, Inc. $345 million of Series A Preferred Stock which receives cash dividends of 9% per annum, in arrears, paid quarterly. If the Company fails to declare and pay in full any quarterly dividend, the accrued and unpaid dividends are added to the liquidation price and until such accrued and unpaid dividends are paid in full, the dividend rate increases to 11.5%. The Series A Preferred Stock will be redeemed by the Company in 2027 at a price equal to the liquidation price as of the date of redemption, payable in cash. Holders of the Series A Preferred Stock can require the Company to redeem the Series A Preferred Stock in years 2017 and 2022 and the Company has an option to repurchase the Series A Preferred Stock at any time following August 1, 2007.

   Pursuant to the Funding Agreement, each of News Corp. and NPAL, jointly and severally, agreed to provide the Company with the funds necessary to redeem in full or pay the liquidation distribution on all other amounts owing in respect of the Series A Preferred Stock in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company. In addition, pursuant to an Exchange Agreement among NPAL, Liberty Media Corporation and Liberty IFE, Inc., each holder of the Series A Preferred Stock has the right, in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company, to exchange its shares for an equivalent number of shares of preferred stock of NPAL.

   In June 1999, the Company issued a deeply subordinated note in the principal amount of $25 million to Fox Broadcasting payable on June 28, 2009 with interest accreting at a rate of 20% per annum. In September 1999, an additional deeply subordinated note of $15 million was issued to Fox Broadcasting payable on September 27, 2009 with interest accreting at a rate of 20% per annum.

   In November 1999, FKE issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin ("SAB") 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a pre-tax gain of $117.3 million was recorded in Fiscal 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of the $100.0 million subscription agreement with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid $100.0 million in exchange for subscription rights for shares of non-voting Class B Common Stock. These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting in Fiscal 2000.

 Certain Transactions Between the Company and the Fox Parties

   The Company, on the one hand, and News Corp. and the Fox Parties, on the other hand, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Fox Video to produce and/or distribute live action feature films and other family and children's programming for the home video market, both domestic and international; agreements with Twentieth Century Fox Film Corporation for the licensing of certain library programming; agreements with Fox Broadcasting for barter advertising sales; and agreements with certain of the Fox Parties with respect to owning and operating the Company's international channels. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 10 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements.

   The Company and Tele-Communications, Inc. ("TCI"), and its subsidiaries and affiliates, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Encore Media for the sale of air time and agreements with TCI, Liberty Communications, Inc. and Netlink International for subscriber fees. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 10 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements.

 Transactions between Haim Saban, other Executive Officers and Saban

   From time to time, the Company has loaned and advanced funds and entered into certain agreements with its executive officers and directors. For a description of these loans, advances and agreements, see Note 10 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements.

 Certain Business Relationships

   During the fiscal year ended June 30, 2000, the Company paid Matt Krane, a director of the Company, approximately $268,000 in exchange for legal services provided to the Company by Mr. Krane, a sole practitioner.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

     1. Financial Statements:

       Financial Statements are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1.

     2. Schedules:

       Financial Statements schedules are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1 herein.

     3. Exhibits (numbered in accordance with Item 601 of Regulation S-K):

       (a) The Exhibits listed below are filed or incorporated by reference as part of this Report.

 Exhibit
   No.                                Description
 -------                              -----------
   2.1   Agreement and Plan of Merger dated as of June 11, 1997 by and among
          Fox Kids Worldwide, Inc., Fox Kids Merger Corporation and
          International Family Entertainment, Inc.(2)

   2.2 Amended and Restated Agreement dated as of August 1, 1997 by and among Fox Kids Worldwide, Inc., Saban Entertainment, Inc., Fox
          Broadcasting Sub, Inc., Allen & Company Incorporated, Haim Saban and certain entities listed on Schedule A thereto.(2)

   3.1 Corrected Restated Certificate of Incorporation of the Registrant, as amended.(2)

   3.2   Amended and Restated Bylaws of the Registrant.(2)

   3.3   Certificate of Amendment of Corrected Restated Certificate of
          Incorporation of the Registrant.(11)

   4.1   Senior Notes Indenture dated as of October 28, 1997 between Fox Kids
          Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes.(2)

   4.2   Senior Discount Notes Indenture dated as of October 28, 1997 between
          Fox Kids Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes.(2)

  10.1   Amended and Restated Strategic Stockholders Agreement dated as of
          August 1, 1997 by and among Haim Saban, certain entities listed on Schedule A thereto, Fox Broadcasting Company, Fox Broadcasting Sub,
          Inc., and Allen & Company Incorporated.(2)

  10.2 Amendment to Amended and Restated Strategic Stockholders Agreement, dated as of June 26, 2000.

  10.3   Form of Indemnification Agreement and Schedule of Indemnified
          Parties.

  10.4   Employment Agreement dated as of December 22, 1995 between Fox Kids
          Worldwide, L.L.C. and Haim Saban.(1)+

  10.5   Employment Agreement dated as of September 1, 1996 between Fox Kids
          Worldwide, Inc. and Shuki Levy; Stock Option Agreement dated as of
          June 1, 1994 between Saban Entertainment, Inc. and Shuki Levy, as amended by Amendment No. 1.(2)+

  10.6   Amendment No. 1 to Employment Contract for Shuki Levy dated as of
          April 7, 2000.+

  10.7   Employment Agreement dates as of April 1, 1999 by and among Fox
          Family Management, L.L.C., Fox Family Worldwide, Inc. and Mel
          Woods.(7)+

  10.8   Employment Agreement dated as of April 1, 1997 between Saban
          Entertainment, Inc. and Mark Ittner.(6)+

  10.9 Amendment No. 1 to Employment Agreement dated as of April 1, 1999 between Fox Family Worldwide, Inc. and Mark Ittner.(7)+

 Exhibit
   No.                                 Description
 -------                               -----------
  10.10  Amendment No. 2 to Employment Agreement dated as of January 1, 2000 between Fox Family Worldwide, Inc. and Mark Ittner.+

  10.11  Operating Agreement for Fox Kids Worldwide, L.L.C., dated as of
          December 22, 1995, by and among Saban Entertainment, Inc., FCN
          Holding, Inc. and Fox Broadcasting Company.(1)

  10.12 Amendment No. 1 to Operating Agreement dated as of September 26, 1996, by and among Saban Entertainment, Inc., FCN Holding, Inc. and Fox
          Broadcasting Company.(1)

  10.13  Management Agreement dated as of December 22, 1995 by and among Fox
          Kids Worldwide, L.L.C., Saban Entertainment, Inc. and FCNH Sub,
          Inc.(1)

  10.14  Stock Ownership Agreement dated as of December 22, 1995 by and among
          Haim Saban, certain entities listed on Schedule 1.1(a) thereto and Fox Kids Worldwide, L.L.C.(2)

  10.15  Amendment No. 1 to Stock Ownership Agreement dated as of September 26,
          1996 by and among Haim Saban, certain entities listed on Schedule "A" thereto, Fox Broadcasting Sub, Inc., and Fox Broadcasting Company.(2)

  10.16 Home Video Rights Acquisition Agreement dated as of August 8, 1996 among Saban Entertainment, Inc., Ventura Film Distributors, B.V. and
          Twentieth Century Fox Home Entertainment.(3)

  10.17  Form of Fox Broadcasting Company Station Affiliate Agreement.(2)

  10.18 Registration Agreement (the "Saban/Fox Registration Agreement") dated as of December 22, 1995 among Saban Entertainment, Inc., Haim Saban, certain entities listed on Schedule A thereto, Fox Broadcasting
          Company, Inc., and FCN Holding, Inc.(2)

  10.19  Amendment No. 1 to Saban/Fox Registration Agreement dated as of
          September 27, 1996.(2)

  10.20  Guarantee dated as of December 22, 1995 by The News Corporation
          Limited.(2)

  10.21  10960 Wilshire Boulevard Office Lease dated as of July 17, 1995 between 10960 Property Corporation and Saban Entertainment, Inc.(2)

  10.22  First Amendment to 10960 Wilshire Boulevard Lease dated as of August
          1, 1997.(2)

  10.23  Second Amendment to 10960 Wilshire Boulevard Lease dated as of
          December 21, 1997.

  10.24  Guaranty of Lease by The News Corporation Limited and News Publishing
          Australia Limited in favor of Beacon Properties, L.P., dated as of August 1, 1997.(2)

  10.25 Second Amendment to Guaranty of Lease by The News Corporation Limited and News Publishing Australia Limited in favor of EOP-10960 Wilshire,
          LLC (successor in interest to Beacon Properties, L.P.), dated as of July 26, 2000.

  10.26  Production Facility Agreements dated as of June 7, 1994 and January 5,
          1994 between Magic Movie Studios of Valencia, Ltd. And Saban
          Entertainment, Inc.(2)

  10.27  Letter Amendment dated June 10, 1998 between Valencia Studios West
          (successor in interest to Magic Movie Studios of Valencia) and Saban
          Entertainment, Inc., to the Production Facility Agreement dated
          January 5, 1994.

  10.28 Second Addendum to Production Facility Agreement dated January 5, 1994 by and between Magic Movie Studios of Valencia, Ltd. and Saban
          Entertainment, Inc., executed on December 2, 1999.

  10.29  Second Amended and Restated Credit Agreement dated as of October 28,
          1997 among FCN Holding, Inc., International Family Entertainment,
          Inc. and Saban Entertainment, Inc. as Borrowers, and Fox Kids
          Holdings, LLC, as Guarantor, and the initial lenders named therein, as Initial Lenders, and Citicorp U.S.A., Inc. as Administrative
          Agent, and Citicorp Securities, Inc. and Bank Boston, N.A., as Co-
          Arrangers.(3)

 Exhibit
   No.                                 Description
 -------                               -----------
  10.30  Letter Amendment No. 1 to the Second Amended and Restated Credit
          Agreement dated as of November 18, 1997.(3)

  10.31  Letter Amendment No. 2 to the Second Amended and Restated Credit
          Agreement dated as of April 16, 1998.(5)

  10.32  Letter Amendment and Waiver No. 3 to the Loan Documents dated as of
          June 29, 1998.(6)

  10.33  Letter Amendment and Waiver No. 4 to the Second Amended and Restated
          Credit Agreement dated as of May 26, 1999.(9)

  10.34  Amendment and Waiver No. 5 to the Second Amended and Restated Credit
          Agreement dated as of October 26, 1999.(10)

  10.35  Letter Amendment No. 6 to the Second Amended and Restated Credit
          Agreement dated as of October 26, 1999.(10)

  10.36  Amended and Restated Subordinated Note Agreement dated as of May 19,
          1998 by and among Fox Broadcasting Company, as lender, Fox Family
          Worldwide, Inc., f/k/a Fox Kids Worldwide, Inc., as borrower, and
          Citicorp USA, Inc., as the Senior Representative for the Senior
          Creditors.(6)

  10.37  Amended and Restated Subordinated Note Agreement dated as of May 19,
          1998 by and among Fox Family Worldwide, Inc. f/k/a Fox Kids
          Worldwide, Inc., as borrower, News America Incorporated f/k/a News
          American Holdings Incorporated, as lender, and Citicorp USA, Inc., as the Senior Representative for the Senior Creditors.(6)

  10.38  Subordinated Note dated as of June 28, 1999 between Fox Family
          Worldwide, Inc., as borrower, and Fox Broadcasting Company, as
          Subordinated Lender.(9)

  10.39  Subordinated Note dated as of September 27, 1999 between Fox Family
          Worldwide, Inc., as borrower, and Fox Broadcasting Company, as
          Subordinated Lender.

  10.40  Funding Agreement dated as of June 11, 1997 by and among The News
          Corporation Limited, News Publishing Australia Limited and Fox Kids
          Worldwide, Inc.(2)

  10.41 Guaranty dated as of June 11, 1997 by The News Corporation Limited in favor of International Family Entertainment, Inc.(2)

  10.42 Distribution Agreement dated as of August 21, 1992, as amended, between Saban International N.V. and Saban International Services,
          Inc. on the one hand and Toei Company Ltd.(2)

  10.43  Memorandum of Agreement dated as of January 19, 1996 between Saban
          Merchandising, Inc. and Ventura Film Distributors, B.V. on the one hand and Bandai America Incorporated, on the other hand.(2)

  10.44  Letter Agreement dated as of January 1, 1995 between Saban
          International, N.V. and Duveen Trading Ltd.(2)

  10.45 Agreement Re Registration Rights dated as of August 1, 1997 by and among Saban Entertainment, Inc., Haim Saban, certain entities listed on Schedule A to the Saban/Fox Registration Agreement, Fox
          Broadcasting Company, FCN Holding, Inc., Fox Kids Worldwide, Inc.,
          Liberty Media Corporation and Liberty IFE, Inc.(2)

  10.46  Amendment to Affiliation Agreement dated June 11, 1997, between
          International Family Entertainment, Inc. and Satellite Services, Inc.
          (Filed as exhibit 99.4.1 to International Family Entertainment's
          Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference).(3)

 Exhibit
   No.                                 Description
 -------                               -----------
  10.47  Letter of Amendment dated as of May 16, 1996, amending the
          International Family Entertainment, Inc. Family Channel Affiliation
          Agreement dated as of December 28, 1989, between Satellite Services,
          Inc. and International Family Entertainment, Inc. (Filed as Exhibit
          10.28 to International Family Entertainment's Annual Report of Form
          10-K/A for the year ended December 31, 1996, and incorporated herein by reference).(3)

  10.48  Program Time Agreement dated as of January 5, 1990, between The
          Christian Broadcasting Network, Inc. and International Family
          Entertainment, Inc. and Amendment No. 1 to Program Time Agreement dated as of June 11, 1997.(3)

  10.49  International Family Entertainment, Inc. Family Channel Affiliation
          Agreement, dated as of December 28, 1989, between Satellite Services,
          Inc. and International Family Entertainment, Inc. (Filed as Exhibit
          10.8 to International Family Entertainment's Registration Statement on Form S-1 (No. 33-45967), and incorporated herein by reference).(3)

  10.50  Amendment, dated as of January 1, 1994, amending the International
          Family Entertainment, Inc. Family Channel Affiliation Agreement, dated as of December 28, 1989, between Satellite Services, Inc. and
          International Family Entertainment Inc.(3)

  10.51  Registration Rights Agreement dated August 1, 1997 by and among Fox
          Kids Worldwide, Inc., Liberty Media Corporation and Liberty IFE,
          Inc.(2)

  10.52 Galaxy V Transponder Purchase Agreement, dated as of January 23, 1992, between Hughes Communications Galaxy, Inc. and International Family
          Entertainment, Inc. (Filed as Exhibit 10.8 to International Family
          Entertainment's Annual Report on Form 10-K for the year ended
          December 31, 1994, and incorporated herein by reference).(3)

  10.53  GE C-3/C-4 Satellite Transponder Sales Agreement dates as of July 7,
          1989 between GE American Communications and The Christian
          Broadcasting Network Inc. (Filed as an exhibit to International
          Family Entertainment's Registration Statement on Form S-1 (No. 33-
          45967), and incorporated herein by reference).(3)

  10.54 C-3/C-4 Satellite Transponder Sales Agreement Amendment Number One dated as of December 15, 1989, between GE American Communications,
          Inc. and the Christian Broadcasting Network, Inc.(3)

  10.55 C-3/C-4 Satellite Transponder Sales Agreement Amendment Number Two dated as of December 15, 1989, between GE American Communications,
          Inc. and the Christian Broadcasting Network, Inc.(3)

  10.56  Letter of Amendment dated September 30, 1991, re: C-3/C-4 Satellite
          Transponder Sales Agreement by and between GE American
          Communications, Inc. and The Christian Broadcasting Network, Inc. as predecessor in interest to International Family Entertainment, Inc.(3)

  10.57 C-3/C-4 Satellite Transponder Sales Agreement Amendment Number Four dated as of November 24, 1992 by and between GE American
          Communications, Inc. and International Family Entertainment, Inc.
          License Agreement dated as of June 26, 1998 among Twentieth Century
          Fox Film Corporation and MTM Holding Company, Inc., MTM Enterprises,
          Inc. and certain of their respective subsidiaries.(3)

  10.58  Subscription Agreement between Fox Kids Europe Holdings, Inc. and Fox
          Broadcasting Company, dated as of June 28, 1999.(9)

  10.59  First Amendment to Subscription Agreement dated as of November 23,
          1999, by and among Fox Broadcasting Company and Fox Kids Europe
          Holdings, Inc.(10)

  10.60  Exchange Agreement by and among Fox Broadcasting Company, Fox Family
          Worldwide and Fox Kids Europe Holdings, Inc., dated as of June 28,
          1999.(9)

  12.1   Ratio of Earnings (Deficiency) to Fixed Charges.

 Exhibit
   No.             Description
 -------           -----------
  21.1   Subsidiaries of the Registrant.

  27.1   Financial Data Schedule.

--------
 (1) Previously filed as an exhibit to the Registrant's Form S-1 on September 27, 1996.

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

 (6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998.

 (7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 (8) Portions of exhibits deleted and granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidentiality.

 (9) Previously filed as an exhibit to the Registrant's Annual Report on form 10-K for the year ended June 30, 1999.

(10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

  + Denotes employment contract.

   (b) Reports on Form 8-K

   No current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

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

Dated: September 22, 2000
                                          FOX FAMILY WORLDWIDE, INC.

                                                     /s/ Mel Woods
                                           ____________________________________
                                                         Mel Woods
                                                 President, Chief Operating
                                                Officer and Chief Financial
                                                          Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

             Signature                          Title                    Date
             ---------                          -----                    ----

         /s/ Haim Saban              Chairman of the Board and    September 22, 2000
____________________________________  Chief Executive Officer
             Haim Saban               (Principal Executive
                                      Officer)

         /s/ Mel Woods               President, Chief Operating   September 22, 2000
____________________________________  Officer, Chief Financial
             Mel Woods                Officer and Director
                                      (Principal Financial
                                      Officer)

        /s/ Mark Ittner              Senior Vice President of     September 22, 2000
____________________________________  Finance and Chief
            Mark Ittner               Accounting Officer
                                      (Principal Accounting
                                      Officer)

         /s/ Matt Krane              Director                     September 22, 2000
____________________________________
             Matt Krane

     /s/ K. Rupert Murdoch           Director                     September 27, 2000
____________________________________
         K. Rupert Murdoch

        /s/ Chase Carey              Director                     September 26, 2000
____________________________________
            Chase Carey

         /s/ Jeff Shell              Director                     September 15, 2000
____________________________________
             Jeff Shell

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Fox Family Worldwide, Inc.

  Report of Independent Public Accountants................................. F-2

  Consolidated Balance Sheets as of June 30, 1999 and 2000................. F-3

  Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000.............................................. F-4

  Consolidated Statements of Stockholders' Equity (Deficit) and
   Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2000..................................................... F-5

  Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000.............................................. F-6

  Notes to Consolidated Financial Statements............................... F-8

Financial Statement Schedules:

  Report of Independent Public Accountants................................. S-1

  Schedule I: Condensed Financial Information of the Registrant............ S-2

  Schedule II: Valuation and Qualifying Accounts and Reserves.............. S-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

   We have audited the accompanying consolidated balance sheets of Fox Family Worldwide, Inc. and its subsidiaries as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fox Family Worldwide, Inc. and its subsidiaries as of June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
September 18, 2000

                           FOX FAMILY WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                          June 30,    June 30,
                                                            1999        2000
                                                         ----------  ----------
Assets:

Cash and cash equivalents..............................  $   46,858  $   89,674
Restricted cash........................................       8,204       8,215
Accounts receivable, net of allowance for doubtful
 accounts of $2,493 and $4,688 at June 30, 1999 and
 2000, respectively....................................     145,050     146,103
Amounts receivable from related parties, net...........      14,000      56,753
Programming costs, net.................................     538,219     658,712
Property and equipment, net............................      58,096      51,874
Deferred income taxes..................................      38,829          --
Intangible assets, net.................................   1,539,852   1,481,189
Other assets, net......................................      77,684      51,297
                                                         ----------  ----------
 Total assets..........................................  $2,466,792  $2,543,817
                                                         ==========  ==========

Liabilities and stockholders' deficit:

Accounts payable.......................................  $   43,034  $   65,023
Accrued liabilities....................................     185,889     236,324
Deferred revenues......................................      59,314      40,811
Accrued participations.................................      38,860      46,501
Deferred income taxes..................................      20,748      14,888
Bank and other debt....................................   1,726,315   1,744,134
Amounts payable to related parties, net................     115,375      21,243
                                                         ----------  ----------
 Total liabilities.....................................   2,189,535   2,168,924
                                                         ----------  ----------
Series A Mandatorily Redeemable Preferred Stock, $0.001
 par value; 500,000 shares authorized; 345,000 shares
 issued and outstanding at June 30, 1999 and 2000,
 respectively ($1,000 per share liquidation value).....     345,000     345,000
                                                         ----------  ----------
Minority interest......................................          --      54,236
                                                         ----------  ----------
Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $0.001 par value; 2,000,000 shares
  authorized, of which 500,000 shares are designated as
  Series A Preferred Stock; no shares issued or
  outstanding..........................................          --          --
 Class A Common Stock, $0.001 par value; 2,000,000
  shares authorized, 160,000 shares issued and
  outstanding at June 30, 1999 and 2000, respectively..          --          --
 Class B Common Stock, $0.001 par value; 16,000,000
  shares authorized, 15,840,000 shares issued and
  outstanding at June 30, 1999 and 2000, respectively..          16          16
 Contributed capital...................................      60,731      78,671
 Accumulated other comprehensive loss..................      (1,893)     (6,683)
 Accumulated deficit...................................    (126,597)    (96,347)
                                                         ----------  ----------
 Total stockholders' deficit...........................     (67,743)    (24,343)
                                                         ----------  ----------
 Total liabilities and stockholders' deficit...........  $2,466,792  $2,543,817
                                                         ==========  ==========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                               Years Ended June 30,
                            ----------------------------
                              1998      1999      2000
                            --------  --------  --------
Revenues..................  $664,458  $635,273  $641,876
                            --------  --------  --------
Costs and expenses:
  Production and
   programming............   345,574   302,232   270,549
  Selling, general and
   administrative.........   152,484   173,245   209,477
  Depreciation............     9,370    10,083    10,883
  Amortization of
   intangibles............    37,557    40,434    40,522
                            --------  --------  --------
                             544,985   525,994   531,431
                            --------  --------  --------
Operating income..........   119,473   109,279   110,445
Equity in loss of
 affiliates...............     6,790     5,088     1,609
Minority interest share of
 earnings (losses)........       140      (444)   (2,184)
Other income, net.........      (132)      (62)      --
Interest expense, net.....   134,002   169,107   168,415
Gain on issuance of
 subsidiary stock:
  Staff Accounting
   Bulletin No. 51 gain...       --        --    117,316
  Gain on issuance of
   subsidiary stock.......       --        --     78,623
                            --------  --------  --------
Income (loss) before
 provision for income
 taxes....................   (21,327)  (64,410)  138,544
Provision for income
 taxes....................     3,446     1,989    77,159
                            --------  --------  --------
Net income (loss).........  $(24,773) $(66,399) $ 61,385
                            ========  ========  ========


                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                          Preferred Class A                                 Accumulated
                          Members Interest      Common Stock                   Other     Retained
                          --------------------  -------------- Contributed Comprehensive Earnings             Comprehensive
                          Shares    Amount      Shares  Amount   Capital       Loss      (Deficit)   Total    Income (Loss)
                          -------- -----------  ------  ------ ----------- ------------- ---------  --------  -------------
Balance at June 30,
 1997...................      --   $    50,000       2   $ 1     $59,454      $  (803)   $  24,035  $132,687
Transactions related to
 reorganization:
 Exchange of Preferred
  Class A Members
  Interest..............      --       (50,000)    --     --         --           --           --    (50,000)
 Issuance of Class A
  Common Stock..........      --           --      160    --         --           --           --        --
 Issuance of Class B
  Common Stock..........      --           --   15,840    16          (5)         --           --         11
 Exchange of Common
  Stock.................      --           --       (2)   (1)        --           --           --         (1)
Capital contributions...      --           --      --     --       1,282          --           --      1,282
Dividends on Series A
 Mandatorily Redeemable
 Preferred Stock........      --           --      --     --         --           --       (28,412)  (28,412)
Exchange loss on
 translation of foreign
 subsidiaries' financial
 statements.............      --           --      --     --         --          (398)         --       (398)   $   (398)
Net loss................      --           --      --     --         --           --       (24,773)  (24,773)    (24,773)
                           ------  -----------  ------   ---     -------      -------    ---------  --------    --------
Balance at June 30,
 1998...................      --           --   16,000    16      60,731       (1,201)     (29,150)   30,396    $(25,171)
                                                                                                                ========
Dividends on Series A
 Mandatorily Redeemable
 Preferred Stock........      --           --      --     --         --           --       (31,048)  (31,048)
Exchange loss on
 translation of foreign
 subsidiaries' financial
 statements.............      --           --      --     --         --          (692)         --       (692)   $   (692)
Net loss................      --           --      --     --         --           --       (66,399)  (66,399)    (66,399)
                           ------  -----------  ------   ---     -------      -------    ---------  --------    --------
Balance at June 30,
 1999...................      --           --   16,000    16      60,731       (1,893)    (126,597)  (67,743)   $(67,091)
                                                                                                                ========
Dividends on Series A
 Mandatorily Redeemable
 Preferred Stock........      --           --      --     --         --           --       (31,135)  (31,135)
Capital contribution by
 related party in
 formation of an
 unconsolidated
 affiliate..............      --           --      --     --      17,940          --           --     17,940
Exchange loss on
 translation of foreign
 subsidiaries' financial
 statements.............      --           --      --     --         --        (4,790)         --     (4,790)   $ (4,790)
Net income..............      --           --      --     --         --           --        61,385    61,385      61,385
                           ------  -----------  ------   ---     -------      -------    ---------  --------    --------
Balance at June 30,
 2000...................      --   $       --   16,000   $16     $78,671      $(6,683)   $ (96,347) $(24,343)   $ 56,595
                           ======  ===========  ======   ===     =======      =======    =========  ========    ========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended June 30,
                                            ---------------------------------
                                               1998        1999       2000
                                            -----------  ---------  ---------
Operating activities:
Net income (loss).......................... $   (24,773) $ (66,399) $  61,385
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
 Amortization of programming costs.........     291,878    277,808    223,060
 Depreciation..............................       9,370     10,083     10,883
 Amortization of intangibles...............      37,557     40,434     40,522
 Amortization of debt issuance costs.......       2,453      3,253      3,250
 Reduction in goodwill due to realization
  of tax benefits..........................         --         --      18,141
 Equity in loss of unconsolidated
  affiliates...............................       6,790      5,088      1,609
 Minority interest in share of earnings
  (losses).................................         140       (444)    (2,184)
 Non-cash interest expense.................      50,410     66,746     79,983
 Gain on issuance of subsidiary stock......         --         --    (195,939)
 Changes in operating assets and
  liabilities:
   Restricted cash.........................         --        (204)       (11)
   Accounts receivable.....................      61,957    (12,997)    (1,053)
   Amounts receivable from related
    parties................................     (29,836)    44,043    (22,753)
   Other assets............................     (59,144)     5,143     16,425
   Accounts payable and accrued
    liabilities............................     (40,807)   (13,424)    70,905
   Accrued participations..................     (11,442)   (13,741)     7,641
   Deferred revenues.......................      13,309    (15,204)   (18,503)
   Deferred income taxes...................       7,977        --      32,969
                                            -----------  ---------  ---------
     Net cash provided by operating
      activities...........................     315,839    330,185    326,330
                                            -----------  ---------  ---------
Investing activities:
Purchase of property and equipment.........     (10,515)   (11,394)    (8,256)
Proceeds from sale of property and
 equipment and assets held for sale, net...       3,376        --         --
Additions to production and programming
 costs.....................................    (326,092)  (358,399)  (339,958)
Acquisition of International Family
 Entertainment, Inc........................  (1,370,076)       --         --
Intangible assets..........................         --      14,000        --
Cash acquired in acquisitions..............      19,296        --         --
Sale of marketable securities..............      61,396        --         --
Other......................................      (4,390)    (4,279)    (1,747)
                                            -----------  ---------  ---------
     Net cash used in investing
      activities...........................  (1,627,005)  (360,072)  (349,961)
                                            -----------  ---------  ---------
Financing activities:
Proceeds from bank borrowings..............   1,282,063     25,622     36,073
Payments on bank borrowings................    (837,924)  (137,296)  (112,969)
Dividends on Preferred Stock...............     (28,412)   (31,048)   (31,135)
Proceeds on Fox Kids Europe N.V. public
 offering, net.............................         --         --     152,963
Cost accrued for Fox Kids Europe N.V.
 public offering...........................         --         --         915
Proceeds from NAI Bridge loan..............     345,514        --         --
Paydown on NAI Bridge loan.................    (250,886)      (267)      (268)
Proceeds from Fox Subordinated Debt........         --      25,000     15,000
Issuance of Senior Notes...................     475,000        --         --
Issuance of Senior Discount Notes..........     375,001        --         --
Issuance of Common Stock...................          10        --         --
Advances from related parties..............       4,236    112,421      5,868
                                            -----------  ---------  ---------
     Net cash provided by (used in)
      financing activities.................   1,364,602     (5,568)    66,447
                                            -----------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents...............................      53,436    (35,455)    42,816
Cash and cash equivalents at beginning of
 year......................................      28,877     82,313     46,858
                                            -----------  ---------  ---------
Cash and cash equivalents at end of year... $    82,313  $  46,858  $  89,674
                                            ===========  =========  =========
Supplemental disclosure of cash flow
 information:
Cash paid during the year for:
 Interest (net of amounts capitalized)..... $    65,860  $  86,874  $  80,646
                                            ===========  =========  =========
 Income taxes.............................. $     2,202  $   2,296  $   2,178
                                            ===========  =========  =========

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

Supplemental disclosure of non-cash investing and financing activities

 Year ended June 30, 1998

   Amounts payable to a related party of $1,282,000 were forgiven and recorded to contributed capital.

   The Company issued a subordinated note to the Fox Broadcasting Company in the amount of $108,672,000 in exchange for the Fox Broadcasting Company's $50,000,000 Preferred Class A Members Interest in Fox Kids Worldwide, L.L.C., its $50,000,000 contingent note receivable and certain other Company obligations.

   Preferred Stock in the amount of $345,000,000 was issued in connection with the acquisition of International Family Entertainment, Inc.

   Certain assets held for sale were sold by the Company. In connection with the sales, the Company agreed to assume a $10,000,000 bank loan, the Company's $6,720,000 note payable to an outside party was forgiven and marketable securities of $1,737,000 were transferred to the Company.

 Year ended June 30, 2000

   A related party contributed non-cash capital in the amount of $17,940,000 in connection with the formation of an unconsolidated affiliate. Additionally, the unconsolidated affiliate assumed payables of $20,000,000.

   Shares of subsidiary ordinary shares were issued as settlement of a $100,000,000 subscription advance.




                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

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

   The Company is an integrated global family and children's entertainment company that produces, broadcasts and distributes live-action and animated family and children's television programming. The Company's principal operations comprise (i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 95% of all cable and satellite television households, (ii) the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States, and (iii) the Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE") and Fox Kids Latin America, Inc. ("FKLA"), a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels reaching approximately 31 million households operating in approximately 57 countries and 13 languages worldwide. The Company's production and distribution operations include Saban and subsidiaries, whose library of approximately 6,200 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Family Kids Library"), and certain other subsidiaries. By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries, and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

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

   The consolidated financial statements of the Company as of and for the years ended June 30, 1998, 1999 and 2000 reflect the consolidated financial statements of Fox Family Worldwide and subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 The Reorganization

   The Company was incorporated in August 1996 under Delaware law. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's

                          FOX FAMILY WORLDWIDE, INC.

acquisition of IFE (see Note 3), (i) a wholly owned indirect subsidiary of Fox Broadcasting Company ("Fox Broadcasting"), exchanged its capital stock in FCN Holding, which indirectly owns Fox Children's Network, Inc. ("FCN") for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the other former stockholders of Saban (together, the "Saban Stockholders") exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in the LLC and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note") from the Company, which accrues interest at the rate of 10.427%.

   In connection with the acquisition of IFE, the Company issued the NAI Bridge Note to News America Incorporated ("NAI") upon substantially the same terms and conditions as the Fox Subordinated Note. In addition, the Company issued to Liberty IFE, Inc. ("Liberty IFE") $345,000,000 of Series A Mandatorily Redeemable Preferred Stock.

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

   As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with Fox Broadcasting Sub, Inc. ("FBSI"), a wholly owned indirect subsidiary of Fox Broadcasting, as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Mandatorily Redeemable Preferred Stock or to redeem the Series A Mandatorily Redeemable Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by News Corp., or (iii) under the Funding Agreement among The News Corporation Limited ("News Corp"), News Publishing Australia Limited ("NPAL"), a wholly owned subsidiary of News Corp., and the Company (the "Funding Agreement"), and either News Corp. or NPAL provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50,000,000, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50,000,000 may be converted into shares of Class B Common Stock. If FBSI elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from Fox Broadcasting up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50,000,000 of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If Fox Broadcasting elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of

                          FOX FAMILY WORLDWIDE, INC.

shares of Class B Common Stock issued pursuant to the conversion.
Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

   In connection with the formation of the LLC and pursuant to a Stock Ownership Agreement dated December 22, 1995, the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. The option may be exercised as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon delivery of written notice by FBSI at any time on or after December 22, 2002, or before December 22, 2012; or (iii) upon receipt by FBSI of written notice (but not generally before January 31, 2001) from Haim Saban of his desire to cause FBSI to purchase all of the shares of Class B Common Stock held by the Saban Stockholders. The purchase price formula under the option is based on the fair market value of the Company. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately distributed that agreement to FBSI.

   In addition, under the terms of the original Amended and Restated Strategic Stockholders Agreement, Haim Saban has the right and option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, which option may be exercised by Haim Saban as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon a change in control of Fox Broadcasting; (iii) on December 22, 2000 provided that Haim Saban gives notice to Fox Broadcasting no later than 180 calendar days before December 22, 2000; and (iv) upon delivery of written notice by Haim Saban at any time on or after December 22, 2002 and on or before December 22, 2012. As of June 26, 2000, subsection (iii) of the preceding sentence was amended to change December 22, 2000 to January 31, 2001 and to provide that notice must be given not later than December 31, 2000. In connection with the "Change of Control" provisions of the Indentures that govern the Company Notes, and the "Change of Control" provisions of the Amended Credit Facility, the exercise of FBSI's option to purchase the Class B Common Stock held by the Saban Stockholders, or the exercise by Haim Saban of his option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, would not constitute a "Change of Control."

   Pursuant to the Funding Agreement, each of News Corp. and NPAL, jointly and severally, agreed to provide the Company with the funds necessary to redeem in full or pay the liquidation distribution on all other amounts owing in respect of the Series A Preferred Stock in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company. In addition, pursuant to an Exchange Agreement among NPAL, Liberty Media Corporation and Liberty IFE, each holder of the Series A Preferred Stock has the right, in the event of an event of default under the provisions governing the Series A Preferred Stock contained in the Company's Certificate of Incorporation or a liquidation, dissolution or similar event of the Company, to exchange its shares for an equivalent number of shares of preferred stock of NPAL.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements for the years ended June 30, 1998, 1999 and 2000 include the accounts of FCN Holding, Fox Kids Worldwide LLC, Saban, IFE and all of their majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method. All significant intercompany balances have been eliminated.

                          FOX FAMILY WORLDWIDE, INC.

   As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented an unclassified consolidated balance sheet.

 Revenue Recognition

   Revenue from television, music, and merchandising lease agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, is recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Amounts in excess of minimum guarantees under these lease agreements are recognized when earned. Amounts received in advance of recognition of revenue are recorded as deferred revenues which are generally recognized within one year. Advertising revenue is recognized as earned in the period in which the advertising commercials are telecast. The Company generally provides advertisers with guaranteed ratings in connection with its domestic network broadcasts. Revenue is recorded net of estimated shortfalls, which are settled either by additional advertising time ("make goods") or cash refunds to the advertiser. Subscriber revenue is recognized based upon the reported level of subscribers. Barter revenues, representing the exchange of programming for advertising time on a television station, are recognized upon the airing of an advertisement during such advertising time.

 Production and Programming Costs

   Programming costs, consisting of direct production costs, acquisition of story rights, costs to acquire distribution rights, allocable production overhead, interest and exploitation costs which are expected to benefit future periods are capitalized as incurred. The individual film forecast method is used to amortize programming costs in which the Company owns or controls distribution rights. Under such method, costs accumulated in the production of a program are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as programming costs are amortized.

   For programs in which the Company acquires only broadcast rights, the Company amortizes such programming costs over the estimated number of telecasts. The Company evaluates its programming rights for possible changes in the estimated number of telecasts or the possibility of impairment.

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

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivables. The Company places its temporary cash investments with high credit quality financial institutions or in a mutual fund which invests in government securities and therefore are subject to reduced risk. The Company has not incurred any losses relating to these investments.

   The Company leases its product to distributors and broadcasters and sells advertising time throughout the world. The Company performs periodic credit evaluations of its customers' condition and generally does not

                          FOX FAMILY WORLDWIDE, INC.

require collateral. Generally, payment is received in full or in part prior to the Company's release of product to such distributors and broadcasters. At June 30, 1999 and June 30, 2000, substantially all of the Company's trade receivables were from customers in the entertainment or broadcast industries or from advertising agencies. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment and broadcast industries or advertising agencies consistently have been within management's expectations.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of all highly liquid investments that are both readily convertible into cash and have maturities when purchased of three months or less.

 Restricted Cash

   Restricted cash primarily represents amounts held by financial institutions as collateral on outstanding debt.

 Financial Instruments

   Financial instruments are carried at historical cost which approximate fair value.

 Property and Equipment, net

   Property and equipment are stated at cost. Property and equipment acquired as part of the acquisition of IFE is stated at estimated fair market value at the date of purchase. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to eight years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

 Intangible Assets, net

   The intangible assets resulting from the acquisition of IFE are amortized over an estimated useful life of 40 years using the straight-line method. Management continuously monitors and evaluates the realizability of existing assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of existing assets, their carrying value is compared to management's best estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. Management also considers events or changes in circumstances, such as changes in the number of subscribers, which indicates that assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. Estimated fair value will be based on either reliably determined third-party valuations, if available, or discounted cash flows. When discounting cash flows a discount rate will be selected which will be commensurate with the risk involved as it relates to IFE. As of June 30, 2000, there are no indications of impairment as it relates to the intangible assets.

   Accumulated amortization of intangibles as of June 30, 1999 and 2000 was $77,991,000 and $118,513,000, respectively. For the year ended June 30, 1999, intangible assets related to the IFE acquisition were reduced by $14,000,000, due to the favorable resolution of certain pre-acquisition tax contingencies. For the year ended June 30, 2000, intangible assets related to the IFE acquisition were reduced by $18,141,000 due to the utilization of certain tax assets not benefited at the acquisition date.

                          FOX FAMILY WORLDWIDE, INC.

 Debt Issuance Costs

   Included within other assets, net are debt issuance costs and deferred loan fees incurred in connection with the issuance of the Senior Notes, the Senior Discount Notes and the Amended Credit Facility (see Note 6). Such costs and fees are being amortized over the term of the debt using the straight-line method. Accumulated amortization of debt issuance costs and deferred loan fees was $5,706,000 and $8,956,000 as of June 30, 1999 and 2000, respectively.

 Foreign Currency Translation and Cumulative Adjustment

   Saban International N.V. (SINV), which after the Effective Date is deemed to be a wholly-owned subsidiary of the Company, uses the U.S. dollar as its functional currency. All other foreign subsidiaries of the Company use local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated into U.S. dollars based generally on the average rates prevailing during the period.

   Gains and losses arising from foreign currency transactions are included in determining net income (loss) for the period. The aggregate transaction losses for the years ended June 30, 1998, 1999 and 2000, were $1,442,000, $1,596,000, and $5,575,000, respectively.

   The cumulative translation adjustment included in accumulated other comprehensive loss in stockholders' equity (deficit) represents the Company's net unrealized exchange losses on the translation of foreign subsidiaries' financial statements.

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

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.

 Stock-Based Compensation

   The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to continue to

                          FOX FAMILY WORLDWIDE, INC.

apply the provisions of APB No. 25 and provide pro forma disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note 12).

 Reclassifications

   Certain reclassifications have been made to prior years' financial statements to conform with fiscal 2000 presentation.

 New Accounting Pronouncements

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 was subsequently amended by SFAS No. 137, which had the effect of deferring the date of its effectiveness. In March 2000, SFAS No. 133 was also amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities--An Amendment to FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 and 138 are effective for fiscal periods beginning after June 15, 2000. The Company is currently evaluating the possible effects of SFAS No. 133 and 138 on its consolidated financial statements. This statement could increase volatility in earnings and other comprehensive income.

   In June 2000, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development cost for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000, however, earlier application is encouraged. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002, at which time it expects to record a one-time, non-cash, pre-tax charge as a cumulative effect of a change in accounting principles, the amount of which has not yet been determined.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules are expected to result in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but it is not expected to result in any changes to net income. The Company is required to adopt SAB 101 during the first quarter of fiscal 2001. Earlier application is acceptable. As a result, the Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements.

   In January 2000, Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions" was issued. EITF 99-17 requires that revenues and expenses related to advertising barter transactions be recognized at fair value only if the fair value of the advertising surrendered in the transaction is

                          FOX FAMILY WORLDWIDE, INC.

determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. This EITF is not expected to result in any change to the financial position or operating results of the Company.

3. Acquisition of International Family Entertainment, Inc.

   On August 1, 1997, the Company acquired a 50.7% interest in IFE through the purchase for $35 per share of the stock owned by M.G. "Pat" Robertson, Tim Robertson and certain trusts of which they are trustees, The Christian Broadcasting Network, Inc. ("CBN") and Regent University (together, the "Privately Owned Shares") and the exchange by Liberty IFE of all of the IFE stock owned by it and $23,000,000 principal amount of 6% Convertible Secured Notes due 2004 of IFE (the "Convertible Notes") (which have since been retired) for shares of Series A Mandatorily Redeemable Preferred Stock of the Company (the "IFE Acquisition"). On September 4, 1997, the Company consummated a merger to acquire the remaining shares of IFE from the public shareholders. Total consideration for the IFE Acquisition was approximately $1.9 billion including assumption of liabilities. The Company paid approximately $545,000,000 for the Privately Owned Shares and issued $345,000,000 of its Series A Mandatorily Redeemable Preferred Stock to Liberty IFE as payment for the IFE stock and the Convertible Notes. The balance of the consideration was paid to acquire the publicly traded shares through the merger, to cash out existing options to acquire shares of IFE stock held by IFE senior executives and employees, and to assume IFE's existing bank debt, which has since been retired.

   When IFE was acquired, the Company had plans to relocate IFE to California and consolidate certain other operations of IFE and therefore recorded severance and related reserves of $36,500,000 of which $5,064,000 remains as of June 30, 2000. The Company made severance and related payments of $19,850,000 from the date of acquisition to June 30, 1998, $8,873,000 for the year ended June 30, 1999 and $2,713,000 for the year ended June 30, 2000. Severance amounts are being paid monthly to certain former employees of IFE through fiscal 2006. The Company also recorded litigation and other related accruals of $4,800,000, of which $2,775,000 remains as of June 30, 2000. The Company made litigation and other related payments of $886,000 and $1,139,000 in the years ended June 30, 1999 and 2000, respectively.

   The results of operations of IFE since the purchase date of August 1, 1997 have been included with the Company's results of operations.

   The following unaudited pro forma information for the year ended June 30, 1998 reflects the results of the Company's consolidated operations as if the acquisition and related financing occurred at the beginning of the period presented. The unaudited pro forma consolidated financial results are not necessarily indicative of the actual results that would have occurred had the acquisition occurred at the beginning of the period presented (in thousands):

                                                                      Year Ended
                                                                       June 30,
                                                                         1998
                                                                      ----------
   Revenues..........................................................  $688,943
   Operating income..................................................   123,798
   Net loss..........................................................   (45,610)

                          FOX FAMILY WORLDWIDE, INC.

4. Programming Costs, net

   Programming costs, net of accumulated amortization, are comprised of the following as of June 30, (in thousands):

                                                          1999
                                           -----------------------------------
                                                                       Net
                                                      Accumulated  Programming
                                              Cost    Amortization    Costs
                                           ---------- ------------ -----------
   Children's programming................. $1,289,026  $1,064,308   $224,718
   Family programming, movies and mini-
    series................................    579,045     345,032    234,013
   Projects in production.................     72,172         --      72,172
   Development............................      7,316         --       7,316
                                           ----------  ----------   --------
                                           $1,947,559  $1,409,340   $538,219
                                           ==========  ==========   ========

                                                          2000
                                           -----------------------------------
                                                                       Net
                                                      Accumulated  Programming
                                              Cost    Amortization    Costs
                                           ---------- ------------ -----------
   Children's programming................. $1,446,229  $1,177,591   $268,638
   Family programming, movies and mini-
    series................................    792,347     454,809    337,538
   Projects in production.................     44,818         --      44,818
   Development............................      7,718         --       7,718
                                           ----------  ----------   --------
                                           $2,291,112  $1,632,400   $658,712
                                           ==========  ==========   ========

   Future estimated program commitments at June 30, 2000 are approximately $389,000,000.

   As of June 30, 2000 the Company estimates that approximately 73% of released unamortized programming costs will be amortized within the next three years. Interest amounting to $3,160,000, $3,128,000 and $2,253,000 was capitalized to programming costs for the years ended June 30, 1998, 1999 and 2000, respectively. Capitalized depreciation expense for the years ended June 30, 1998, 1999 and 2000 amounted to $2,459,000, $4,020,000 and $3,595,000, respectively.

5. Property and Equipment, net

   Property and equipment is comprised of the following as of June 30, (in thousands):

                                                               1999      2000
                                                             --------  --------
   Studio and other equipment............................... $ 25,424  $ 28,595
   Satellite transponders...................................   39,596    39,596
   Office furniture and fixtures............................   16,119    18,474
   Leasehold improvements...................................    7,869     9,536
   Other....................................................    2,478     2,460
                                                             --------  --------
                                                               91,486    98,661
   Less accumulated depreciation............................  (33,390)  (46,787)
                                                             --------  --------
                                                             $ 58,096  $ 51,874
                                                             ========  ========

                          FOX FAMILY WORLDWIDE, INC.

6. Bank and Other Debt

   Bank and other debt is comprised of the following as of June 30, (in thousands):

                                                              1999       2000
                                                           ---------- ----------
Senior Notes.............................................  $  475,000 $  475,000
Senior Discount Notes, net of unamortized discount of
 $174,935 and $130,242 at June 30, 1999 and 2000,
 respectively............................................     443,735    488,428
NAI Bridge Note..........................................     119,056    131,784
Fox Subordinated Notes...................................     157,399    194,693
Citicorp USA, secured revolving line of credit; interest
 at prime rate (9.5% at June 30, 2000) or six month LIBOR
 (6.94% at June 30, 2000) plus 0.75%; maximum borrowings
 of $355,000.............................................     305,000    325,000
Citicorp USA; secured term loan facility; interest at
 prime rate (9.5% at June 30, 2000) or six month LIBOR
 (6.94% at June 30, 2000) plus 0.75%; maximum borrowings
 of $120,000.............................................     215,000    120,000
Secured lines of credit with varying due dates between
 December 12, 2000 and April 18, 2002; maximum borrowing
 availability $10,844,000 at June 30, 2000; varying
 interest rates between 4.80% and 6.59%..................      10,249      9,229
Other....................................................         876        --
                                                           ---------- ----------
                                                           $1,726,315 $1,744,134
                                                           ========== ==========

   Payments of bank and other debt in future periods are as follows (in thousands):

        Year ending June 30,
        --------------------
        2001......................................................... $   14,996
        2002.........................................................     62,763
        2003.........................................................     87,197
        2004.........................................................    215,565
        2005.........................................................     73,708
        Thereafter...................................................  1,289,905
                                                                      ----------
                                                                      $1,744,134
                                                                      ==========

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

   In October 1997, upon consummation of the Company's Offering, the Old Credit Facility was amended (the "Amended Credit Facility") to provide a $355,000,000 seven-year term loan, subsequently reduced to $120,000,0000 as of June 30, 2000, and a $355,000,000 seven-year reducing revolving credit facility. The Company is not a borrower under the Amended Credit Facility but is a guarantor. A wholly-owned subsidiary of the Company, Fox Kids Holdings, LLC was created by the Company to hold the equity interests of FCN Holding, Saban and IFE (which will remain borrowers) and guarantee the Amended Credit Facility.

                          FOX FAMILY WORLDWIDE, INC.

   The collateral for the Amended Credit Facility is limited to the equity interests of Fox Kids Holdings, LLC, the borrowers and their subsidiaries (subject to certain limitations for foreign and less than wholly owned subsidiaries) and certain intercompany indebtedness of subsidiaries of Fox Kids Holdings, LLC. Scheduled payments on the term loan will begin December 30, 2000, with 10% of the term loan being reduced in year 3 of the loan, 20% in each of years 4 and 5 and 25% in each of years 6 and 7. Scheduled quarterly reductions to the revolving credit commitment will begin December 28, 2001, with 15% of the commitment being reduced in each of years 5 and 6 and 70% in year 7.

   The borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR or a base rate plus, in each case, an applicable interest rate margin. In addition, the Company pays a commitment fee on the unused and available amounts under the Amended Credit Facility.

   The Amended Credit Facility contains a number of significant covenants that, among other things, limit the ability of the co-borrowers and their respective subsidiaries to incur additional indebtedness, create liens and other encumbrances, prepay indebtedness, sell assets, make certain payments and investments, make distributions to owners and repurchase debt and equity. In addition, the Amended Credit Facility requires the maintenance of certain specified financial and operating covenants, including, without limitation, capital expenditure limitations and ratios of earnings before interest expense, taxes, depreciation and amortization of intangible assets ("EBITDA") to fixed charges, total debt to EBITDA and EBITDA to interest expense. The Amended Credit Facility also contains representations, warranties, covenants, conditions and events of default customary for senior credit facilities of similar size and nature.

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

   Cash interest on the Senior Notes are payable semi-annually in arrears on each May 1 and November 1, commencing May 1, 1998. Cash interest will not accrue or be payable on the Senior Discount Notes prior to November 1, 2002.

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

                          FOX FAMILY WORLDWIDE, INC.

   The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:

                                                                      Redemption
       Year                                                             Price
       ----                                                           ----------
       2002..........................................................   104.63%
       2003..........................................................   103.08%
       2004..........................................................   101.54%
       2005 and thereafter...........................................   100.00%

   In addition, at any time, or from time to time, on or prior to November 1, 2000, the Company may, at its option, use the net cash proceeds of (i) one or more public equity offerings or (ii) sales of qualified equity interests to strategic equity investors resulting in gross cash proceeds to the Company of at least $100,000,000 to redeem, on a pro rata basis, up to an aggregate of 35% of the principal amount of the Senior Notes originally issued, at a redemption price equal to 109.25% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date; provided that at least 65% of the originally issued principal amount of Senior Notes remains outstanding immediately after the occurrence of such redemption.

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

                                                                      Redemption
       Year                                                             Price
       ----                                                           ----------
       2002..........................................................   105.13%
       2003..........................................................   103.42%
       2004..........................................................   101.71%
       2005 and thereafter...........................................   100.00%

   In addition, prior to November 1, 2000, the Company may redeem up to 35% of the originally issued principal amount at maturity of the Senior Discount Notes at a redemption price equal to 110.25% of the accreted value of the Senior Discount Notes so redeemed at the redemption date or, if a Cash Interest Election has been made, 110.25% of the principal amount at maturity of the Senior Discount Notes so redeemed, plus accrued and unpaid interest thereon, if any, to the redemption date, with the net cash proceeds of (i) one or more public equity offerings or (ii) sales of qualified equity interests of the Company to one or more strategic equity investors resulting in gross cash proceeds to the Company of at least $100,000,000 in the aggregate; provided, however, that at least 65% of the originally issued principal amount at maturity of the Senior Discount Notes would remain outstanding immediately after giving effect to any such redemption.

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

                          FOX FAMILY WORLDWIDE, INC.

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

   The initial Fox Subordinated Note was restated on May 19, 1998 and accretes interest at the rate of 10.427% and is due on May 1, 2008. Two additional Fox Subordinated Notes in the amounts of $25,000,000 and $15,000,000 were issued in June 1999 and September 1999, respectively, and accrete interest at the rate of 20% and are due on June 28, 2009 and September 27, 2009, respectively. The payment of principal and interest under the Fox Subordinated Notes are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

   On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAI Bridge Note to NAI upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAI Bridge Note has a principal amount of $345,500,000. The NAI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the NAI Bridge Note accretes interest at a rate of approximately 10.427% per annum. The Company may repay the NAI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures. In October 1997, a $215,000,000 paydown was made to the NAI Bridge Note in connection with the issuance of the Senior Notes and Senior Discount Notes.

                          FOX FAMILY WORLDWIDE, INC.

7. Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of June 30, (in thousands):

                                                             1999      2000
                                                           --------  ---------
   Deferred tax liabilities:
     Accounts receivable.................................. $    927  $     127
     Property and equipment...............................    9,497      5,108
     Contract discount....................................    2,184      1,042
     State taxes..........................................      103        --
     Other................................................    8,037      8,611
                                                           --------  ---------
   Total deferred tax liabilities.........................   20,748     14,888
                                                           --------  ---------
   Deferred tax assets:
     Deferred revenues....................................    1,926      1,550
     Programming costs....................................   20,362     10,160
     Accrued liabilities..................................   20,693     19,487
     Loss carryforwards...................................   75,329    123,467
     Other................................................    4,688      2,483
                                                           --------  ---------
   Total deferred tax assets..............................  122,998    157,147
   Valuation allowance for deferred tax assets............  (84,169)  (157,147)
                                                           --------  ---------
   Deferred tax assets....................................   38,829        --
                                                           --------  ---------
   Net deferred tax assets (liabilities).................. $ 18,081  $ (14,888)
                                                           ========  =========

   The Company currently has approximately $181,000,000 of operating loss carryforwards which will expire at various dates through June 30, 2020. Approximately $2,100,000 of the operating loss carryforwards are separate return year losses. As such federal and state income tax law and regulations might limit utilization.

   Management has determined that as of June 30, 2000, $157,147,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $35,000,000 of the prior year valuation allowance relates to deferred tax assets acquired in the IFE acquisition. (See Note 3). In the current year, the Company realized the benefit of $18,140,000 of these deferred tax assets for which the benefit was recorded as a reduction to goodwill. As of June 30, 2000, approximately $16,860,000 of the valuation allowance relates to the remaining deferred tax assets acquired in the IFE transaction. Accordingly, goodwill will be reduced at such time as these deferred tax assets are realized.

   For financial reporting purposes, income before income taxes includes the following components (in thousands):

                                                       Years Ended June 30,
                                                    ----------------------------
                                                      1998      1999      2000
                                                    --------  --------  --------
   Pretax income (loss):
     United States................................. $(45,733) $(86,202) $121,879
     Foreign.......................................   24,406    21,792    16,665
                                                    --------  --------  --------
                                                    $(21,327) $(64,410) $138,544
                                                    ========  ========  ========

                          FOX FAMILY WORLDWIDE, INC.

   Significant components of the provision for income taxes are as follows (in thousands):

                                                           Years Ended June 30,
                                                           ---------------------
                                                            1998   1999   2000
                                                           ------ ------ -------
   Current:
     Federal.............................................. $  --  $  --  $21,281
     State................................................    --     500   2,090
     Foreign..............................................  1,766  1,489   2,678
                                                           ------ ------ -------
                                                            1,766  1,989  26,049
   Deferred:
     Federal..............................................  1,470    --   48,284
     State................................................    210    --    2,826
     Foreign..............................................    --     --      --
                                                           ------ ------ -------
                                                            1,680    --   51,110
                                                           ------ ------ -------
                                                           $3,446 $1,989 $77,159
                                                           ====== ====== =======

   The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes:

                                               Years Ended June 30,
                                               --------------------------
                                                1998      1999      2000
                                               ------    ------    ------
   Tax at U.S. statutory rates................    (35)%     (35)%      35 %
   State taxes, net of federal benefit........     (5)       (4)        2
   Foreign income/transactions................    (38)      (10)       (8)
   U.S. operating loss for which no federal
    and state benefit was derived.............     23        26        --
   Change in valuation allowance..............     --        --        16
   Non-deductible amortization of
    intangibles...............................     71        24        10
   Other......................................     --         2         1
                                               ------    ------    ------
                                                   16 %       3 %      56 %
                                               ======    ======    ======

   Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $159,652,000 at June 30, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. It is possible that the Internal Revenue Service could under certain theories attempt to tax the foreign subsidiaries' income. Currently, management of the Company believe that any such theories would be without merit.

8. Commitments and Contingencies

 Leases

   In July 1995, the Company entered into a ten-year lease commencing on April 1, 1996 for office space in Los Angeles, California subject to two separate five year extension options. The lease provides for early

                          FOX FAMILY WORLDWIDE, INC.

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

   Noncancellable future minimum payments for the remainder of the initial, noncancellable lease periods are as follows (in thousands):

       Years ending June 30,
       ---------------------
       2001............................................................. $11,339
       2002.............................................................  11,347
       2003.............................................................  10,214
       2004.............................................................   9,633
       2005.............................................................   9,689
       Thereafter.......................................................  12,670
                                                                         -------
                                                                         $64,892
                                                                         =======

   Rent expense for the years ended June 30, 1998, 1999 and 2000, net of amounts capitalized, was approximately $5,098,000, $6,392,000 and $7,119,000, respectively.

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

 Employment Agreements

   The Company has entered into employment agreements with certain key members of management. Such agreements are for terms originally ranging from one to six and one-half years and generally include bonus provisions. Future minimum payments under these agreements approximate $49,510,000, of which $27,176,000 is due in 2001, $16,122,000 is due in 2002, $4,969,000 is due in 2003 and
$1,243,000 is due in 2004.

9. Profit Sharing Plan

   The Company has a qualified tax deferred profit sharing plan (the "Plan") for all of its eligible employees. Under the Plan, employees become eligible on the first January 1 following such employees' completion of six months of service with the Company. Each participant is permitted to make voluntary contributions, not to exceed 15% of his or her respective compensation and the applicable statutory limitations, which are immediately vested. The Company, at the discretion of the Board of Directors, may make matching contributions to the Plan. Related expense for the years ended June 30, 1998, 1999 and 2000, was approximately $122,000, $448,000 and $343,000, respectively.

   IFE had a 401(k) retirement savings plan (the "401(k) Plan") which covered the majority of its employees. Subject to certain limitations, employees were permitted to contribute up to 15% of their compensation to the 401(k) Plan. IFE's contribution to the 401(k) Plan was discretionary as determined annually by IFE's Board of Directors. IFE contributed $349,000 to the 401(k) Plan for the year ended June 30, 1998. As of January 1, 1999, the 401(k) Plan was terminated and the participating employee contributions were transferred to the Company's Plan.

                          FOX FAMILY WORLDWIDE, INC.

10. Other Related Party Transactions

   The following amounts are included within the consolidated statements of operations and balance sheets in relation to related party transactions (in thousands):

                                                        Years Ended June 30,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
   Consolidated Statements of Operations
   Revenues......................................... $131,980 $106,205 $104,373
   Production and programming costs(1)..............    6,456    7,179   10,588
   Selling, general and administrative expenses.....    5,328    9,090   12,632
   Interest expense, net............................   23,871   24,642   39,263

                                                                 At June 30,
                                                              -----------------
                                                                1999     2000
                                                              -------- --------
   Consolidated Balance Sheets
   Amounts receivable from related parties, net.............. $ 14,000 $ 56,753
   Accounts payable..........................................    1,833    3,664
   Deferred revenues.........................................    6,185    2,218
   NAI Bridge Note...........................................  119,056  131,784
   Fox Subordinated Notes....................................  157,399  194,693
   Amounts payable to related parties, net...................  115,375   21,243

--------
(1) Includes satellite transponder, engineering and technical support costs.

   Amounts receivable from related parties include advances of $4,023,000 and $5,631,000 at June 30, 1999 and 2000, respectively, to certain non-stockholder officers and directors of the Company.

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

   Related companies of Fox Broadcasting have funded certain of the operations of the Company from its inception through loans to the Company and have collected funds related to the Company's advertising sales receivables. Amounts due to the related companies of Fox Broadcasting in connection therewith, including interest, totaled $15,375,000 at June 30, 1999. Amounts due from related companies of Fox Broadcasting totaled $17,038,000 at June 30, 2000.

   The Company broadcasts Fox Kids U.K., a cable and satellite channel via analogue and digital transponders. The channel is distributed as part of British Sky Broadcasting, Group plc's ("BSkyB") Sky Multichannels DTH package. News Corp. holds an approximately 37% interest in BSkyB, a public company. As part of its agreement with BSkyB, the Company acquired for approximately $3,100,000, certain of BSkyB's United Kingdom license rights to children's programming which had been previously acquired by BSkyB. Additionally, the Company entered into an analog transponder sublease agreement with BSkyB through February 1, 2001 subject to extension in certain circumstances requiring a financial commitment of approximately $28,000,000 and a five-year digital transponder and uplink sublease agreement, commencing in late 1998, requiring a financial commitment of approximately $5,400,000, subject to annual cost of living increases. In addition, BSkyB provides support services for the Company for a fee equal to 15% of net revenue, as defined in the agreement.

                          FOX FAMILY WORLDWIDE, INC.

   The Company broadcasts FKLA, a Fox Kids branded pan-regional Latin American channel. The Company has entered into a cost sharing arrangement for employees and service support in connection with the operation of the channel with Canal Fox, a related party. The Company believes that such arrangement for employees and service support are at rates which approximate fair market value.

   Foxtel, an Australian-based cable and satellite television service, has carried a Fox Kids Network children's channel segment since 1994 under a license agreement between Foxtel and an affiliate of Fox Broadcasting. This license was assigned to the Company. Foxtel is is owned and operated by News Corp.; Telstra, the Australian telephone company; and Publishing and Broadcasting Limited.

   In connection with Haim Saban's employment agreement, the Company agreed to reimburse Haim Saban for all out-of-pocket costs and expenses for domestic and international travel, including private air charter which may include aircraft owned directly or indirectly by Haim Saban. The Company has entered into a contract with 5161 Corporation ("5161"), a corporation wholly owned by Haim Saban, the Chief Executive Officer of the Company, for a minimum of fifty charter hours during a twelve month period. For the twelve months ended
June 30, 1998, 1999 and 2000, the Company has paid approximately $730,000, $722,000 and $552,000, respectively, for such costs.

   The Company is party to a music services agreement (the "Music Agreement") with 5161. Under the terms of the Music Agreement, the Company acquires substantially all of the original theme music, underscores, cues and songs it uses in programming produced by the Company from 5161. In addition, the Company has the royalty-free right to use the compositions in articles of merchandise such as home video units, video games and interactive toys and has been granted the non-exclusive, worldwide, and perpetual license to use the music to (i) synchronize and perform compositions in theatrical motion pictures and (ii) synchronize compositions in all other forms of programming.

   The Company leases its entertainment properties (e.g., motion pictures, television programs, merchandising and licensing rights) in Israel through Duveen Trading Ltd. (Distributor), a corporation wholly-owned by Haim Saban's brother. The term of the agreement extends through December 31, 2000. At June 30, 1999 and 2000, the Company was due $500,000 under this agreement.

   The Company creates and owns all rights, titles and interests in master recordings of compositions for use in the Company's programming, and the Company owns the proceeds derived from all forms of exploitation thereof. In consideration for providing the compositions to the Company, 5161 is entitled to receive all publishing income derived from the exploitation of all music compositions. 5161 reimburses the Company for certain costs associated with the creation of the compositions, which amounted to $451,000, $301,000 and $397,000, respectively, for the years ended June 30, 1998, 1999 and 2000. At June 30, 1999 and 2000, approximately $126,000 and $316,000, respectively, was owed to 5161 by the Company in connection with royalties collected by the Company on behalf of 5161.

   The Company utilizes the legal services of Matthew Krane, a director of the Company since January 2000. Mr. Krane was paid approximately $268,000 for such services for the year ended June 30, 2000.

   The Company is party to a distribution agreement with Fox Family Films, Inc. ("Distributor") for "Turbo: A Power Rangers Movie," which was released theatrically in the United States in Spring 1997 and in home video in late Summer 1997. Distributor holds in perpetuity worldwide theatrical, non-theatrical, home video, and television rights in the movie (except for the territories of Japan and certain Asian territories and Israel). The Company holds the copyright as well as certain rights including merchandising, television series, stage, publication, radio, theme park and touring, music publishing and soundtrack. Commercial tie-in rights are

                          FOX FAMILY WORLDWIDE, INC.

mutually controlled by the Company and Distributor. The Company will receive 100% of gross receipts after certain distribution fees and expenses are deducted, based upon a formula set forth in the agreement.

   In April 1998, the Company sold its ownership interest in Fit TV and certain other assets to Fox/Liberty Networks, LLC, a joint venture between News Corp. and Liberty Media Corporation, a wholly owned subsidiary of Tele-Communications, Inc. for $15,000,000. The Company acquired Fit TV in August 1997 as part of the IFE Acquisition.

   In January 1997, the Company obtained from Fox Television ("Fox Television"), a division of Fox, Inc., distribution rights to the New World Communications Group, Inc. ("New World") animation library of children's programming, which Fox Television acquired as part of its purchase of New World. In July 1998, the Company acquired the New World animation library from Fox Television for approximately $14,100,000.

   The Company entered into a long-term license agreement effective October 1, 1997 with Twentieth Century Fox Film Corp. ("Twentieth Century Fox"), pursuant to which Twentieth Century Fox will distribute certain products in the Company's programming library.

   Pursuant to a Guaranty of Lease entered into on August 1, 1997 and amended as of July 26, 2000 (the "Guaranty"), News Corp. and NPAL have guaranteed certain of the Company's obligations under the lease of its corporate headquarters. Under the Guaranty, News Corp. and NPAL are liable, jointly and severally, for any amounts not paid by the Company. News Corp.'s and NPAL's aggregate liability under the Guaranty is limited to approximately $6.6 million, to be reduced annually over two years on a straight-line basis.

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

   The Company entered into an agreement in principle with Fox Video for the production and distribution of, a second live-action feature film (Casper Meets Wendy) for the home video market released in fiscal 1999. Saban and Fox Video each contributed one-half of the production costs subject to the rights of both parties to recoup certain of these costs. The Company and Fox Video will share the combined television, non-theatrical, airline, and home video receipts equally, subject to the participation rights of Harvey.

   In August 1996, Fox Video and the Company entered into a Home Video Rights Acquisition Agreement pursuant to which the Company granted to Fox Video the exclusive home video rights to distribute English and Spanish language versions throughout the United States and to distribute English language versions throughout Canada of certain of its programs, all television programs produced for children and owned or controlled by the Company or FCN, all television programs produced or to be produced pursuant to an agreement with Marvel and all television programs which are owned or controlled first by Marvel and subsequently by the Company. In consideration for the grant of the distribution rights, Fox Video has agreed to pay the Company 50% of gross receipts from these home videos, after deduction of certain expenses. In connection with this Agreement the Company has received $8,273,000 through June 30, 2000.

   Effective August 1, 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"), contributed its 100% interest in a cable network in The Netherlands, TV10 BV, to a U.S. limited liability company (the "TV10 LLC") in exchange for a 50% equity

                          FOX FAMILY WORLDWIDE, INC.

interest in the TV10 LLC. The subsidiary of News Corp. contributed $20,000,000 in cash to the TV10 LLC in exchange for its 50% equity interest in the TV10 LLC. In accordance with the operating agreement between the parties, an affiliate of the Company is responsible for procuring the supply of programming during the hours of 6:00a.m. and 6:00p.m. and an affiliate of News Corp. is responsible for the hours of 6:00p.m. to 1:00a.m. The parties retain the revenues and are responsible for costs and expenses related to their respective programming hours (or "day parts"). Costs that are not directly related to specific day parts are shared on the basis of a formula that ensures that News Corp.'s share will not exceed two-thirds of total indirect costs. No gain or loss was recorded by the Company related to this transaction. At June 30, 2000, amounts receivable from related parties included approximately $22,719,000 owed to the Company by TV10 LLC, and amounts payable to related parties included approximately $21,243,000 owed by the Company to TV10 LLC.

   In June 1999, FKEH, a subsidiary of the Company, entered into a subscription agreement (the "Subscription Agreement") with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid FKEH $100,000,000 in exchange for a subscription (the "Subscription Rights") for shares of FKEH's non-voting Class B Common Stock (the "Stock"). In addition, in June 1999, Fox entered into an exchange agreement with the Company pursuant to which Fox Broadcasting was granted the right, but not the obligation, to require the Company to acquire its Subscription Rights in exchange for a deeply subordinated note with an interest rate of 20% per annum to be issued by the Company. Upon exercise of the conversion rights, interest begins to accrete as of the earlier of the exercise date or January 1, 2000. At June 30, 1999, the amount paid by Fox Broadcasting was included in amounts payable to related parties. In November 1999, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE to Fox Broadcasting as settlement of the $100,000,000 Subscription Agreement.

   In June 1999, the Company issued a deeply subordinated note in the principal amount of $25,000,000 to Fox Broadcasting payable on June 28, 2009 with interest accreting at a rate of 20% per annum. In September 1999, the Company issued an additional deeply subordinated note in the principal amount of $15,000,000 to Fox Broadcasting payable September 27, 2009 with interest accreting at a rate of 20% per annum.

11. Business Segment Reporting

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for its fiscal year ended June 30, 1999, which changed the way the Company reports information about its operating segments. The Company's business units have been aggregated into two reportable operating segments: production and distribution and broadcasting. The "other" column includes corporate related items and income (including SAB No. 51 and subsidiary stock gains) and expenses not allocated to reportable segments. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based upon several factors, of which the primary financial measure is segment income (loss) before income taxes, interest, depreciation and amortization of intangibles.

                          FOX FAMILY WORLDWIDE, INC.

   Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                               Production
                                                  and
                                 Broadcasting Distribution  Other      Total
                                 ------------ ------------ --------  ----------
Year Ended June 30, 2000:
  Revenues......................  $  434,392    $202,086   $  5,398  $  641,876
  Income before income taxes,
   interest, depreciation and
   amortization of intangibles..     109,109      61,871    187,384     358,364
  Identifiable assets...........     583,261     385,946     93,421   1,062,628
  Intangible assets, net........   1,481,189         --         --    1,481,189
  Capital expenditures..........       7,266         844        146       8,256
  Depreciation expense..........      10,104         726         53      10,883
Year Ended June 30, 1999:
  Revenues......................  $  429,610    $204,321   $  1,342  $  635,273
  Income (loss) before income
   taxes, interest, depreciation
   and amortization of
   intangibles..................     112,921      54,314    (12,021)    155,214
  Identifiable assets...........     299,598     587,672     39,670     926,940
  Intangible assets, net........   1,539,852         --         --    1,539,852
  Capital expenditures..........       2,790       7,957        647      11,394
  Depreciation expense..........       8,432       1,491        160      10,083
Year Ended June 30, 1998:
  Revenues......................  $  423,060    $240,538   $    860  $  664,458
  Income (loss) before income
   taxes, interest, depreciation
   and amortization of
   intangibles..................     117,825      57,737    (15,960)    159,602
  Identifiable assets...........     293,117     573,143     55,478     921,738
  Intangible assets, net........   1,594,286         --         --    1,594,286
  Capital expenditures..........       1,782       7,667      1,066      10,515
  Depreciation expense..........       8,234       1,047         89       9,370

   The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income (loss) (in thousands):

                                                 Years Ended June 30,
                                             -------------------------------
                                               1998       1999       2000
                                             ---------  ---------  ---------
   Income before income taxes, interest,
    depreciation and amortization of
    intangibles............................. $ 159,602  $ 155,214  $ 358,364
   Amortization of intangibles..............   (37,557)   (40,434)   (40,522)
   Interest expense, net....................  (134,002)  (169,107)  (168,415)
   Depreciation.............................    (9,370)   (10,083)   (10,883)
   Provision for income taxes...............    (3,446)    (1,989)   (77,159)
                                             ---------  ---------  ---------
   Net income (loss)........................ $ (24,773) $ (66,399) $  61,385
                                             =========  =========  =========

                          FOX FAMILY WORLDWIDE, INC.

Geographic Segments

   Revenues are attributed to geographic segments based upon origin of sale.

                                                        Years Ended June 30,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
                                                           (in thousands)
   Revenues
   United States.................................... $524,076 $474,629 $466,293
   Europe...........................................  131,145  151,995  163,666
   Central and South America........................    9,237    8,649   11,917
                                                     -------- -------- --------
                                                     $664,458 $635,273 $641,876
                                                     ======== ======== ========

                                                     Years Ended June 30,
                                               --------------------------------
                                                  1998       1999       2000
                                               ---------- ---------- ----------
                                                        (in thousands)
   Identifiable and Intangible Assets
   United States.............................. $2,213,103 $2,071,161 $2,088,337
   Europe.....................................    301,288    394,696    454,729
   Central and South America..................      1,633        935        751
                                               ---------- ---------- ----------
                                               $2,516,024 $2,466,792 $2,543,817
                                               ========== ========== ==========

   The Company had no significant customers or significant properties for the years ended June 30, 1998, 1999 and 2000.

12. Capital Stock

 Common Stock

   The authorized capital stock of the Company consists of 2,000,000 shares of Class A Common Stock, 16,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock. As of June 30, 1999 and 2000, 160,000 shares of Class A Common Stock and 15,840,000 shares of Class B Common Stock were outstanding.

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

                          FOX FAMILY WORLDWIDE, INC.

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

   The shares of Class A Common Stock are freely transferable, but the shares of Class B Common Stock are subject to transfer restrictions as set forth more fully in the Company's charter and in the Amended and Restated Strategic Stockholders Agreement. The Class B Stockholders may only transfer their shares to a "Permitted Transferee" and any unauthorized transfer will cause an automatic conversion of such shares into shares of Class A Common Stock. Regardless of the transfer restriction on the Class B Common Stock, any Class B Stockholder may pledge its shares as collateral security for any indebtedness or other obligation.

   Each share of Class B Common Stock is convertible, at the option of its holder, at any time into one validly issued, fully paid and non-assessable share of Class A Common Stock.

 Stock Options

   Effective June 1994, the Company issued stock options to three employees. In connection with the Reorganization as described in Note 1, the options became options to purchase an aggregate of 484,911 shares of Class A Common Stock, all of which were exercisable at June 30, 2000. These options are exercisable at prices ranging from $12.37 to $34.02 per share. No options have been exercised at June 30, 2000. With respect to termination for any reason, so long as the Company is not public, the Company will purchase from the employee and the employee will sell to the Company any and all option shares owned by the employee and the option granted to the employee for an amount equal to the fair market value of the option shares owned by the employee plus the fair market value of the option shares with respect to which the employee's option has vested but not exercised less the exercise price.

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

   Included in accrued liabilities at June 30, 1999, and 2000 is $13,040,000 related to compensation recorded in connection with these options.

   As of June 30, 2000, 646,548 shares of Class A Common Stock are reserved for future issuance related to options.

   In connection with FKE's initial public offering (see Note 13), FKE approved a stock incentive plan under which FKE may grant options to personnel at exercise prices equal to or exceeding the market price at the date of grant. Options become exercisable over a four year period from the date of grant and expire ten years after the date of grant. Shares available for future option grants at June 30, 2000 totaled 5,276,901.

                          FOX FAMILY WORLDWIDE, INC.

   The following tables summarize information about FKE stock options outstanding and transactions as of and for the year ended June 30, 2000:

                                                                        Weighted
                                                                        average
                                                                        exercise
                                                              Shares     price
                                                             ---------  --------
     Outstanding at beginning of year.......................       --    $  --
     Awards granted......................................... 2,975,030    12.71
     Awards cancelled.......................................   (24,250)   12.60
                                                             ---------   ------
     Outstanding at June 30, 2000........................... 2,950,780   $12.71
                                                             =========   ======

                                      Outstanding                Exercisable
                          ----------------------------------- ------------------
                                                     Weighted           Weighted
                                    Weighted average average            average
           Range of                    remaining     exercise           exercise
           Exercise       Number of     years of      price   Number of  price
          Prices ($)       Options  contractual life   ($)     Options    ($)
          ----------      --------- ---------------- -------- --------- --------
     12.60..............  2,891,365       9.5         12.60       --       --
     17.73..............     15,983       9.5         17.73       --       --
     18.48..............     43,432       9.5         18.48       --       --

 Mandatorily Redeemable Preferred Stock

   In connection with the acquisition of IFE, the Company issued 345,000 shares of Series A Mandatorily Redeemable Preferred Stock to Liberty IFE. The holders of the Series A Mandatorily Redeemable Preferred Stock will receive cash dividends of 9% per annum in arrears, paid quarterly. Any accrued or unpaid dividends will be added to the liquidation price and until such accrued and unpaid dividends are paid in full, the dividend rate will increase to 11.5% of the liquidation price. The liquidation price is $1,000 per share plus any accrued and unpaid dividends.

   Pursuant to the Funding Agreement among News Corp., NPAL, and the Company, each of News Corp. and NPAL has unconditionally agreed that, upon the occurrence and during the continuation of an event of default under the provisions governing the Series A Mandatorily Redeemable Preferred Stock in the Company's Corrected Restated Certificate of Incorporation or liquidation, dissolution, winding up or other similar event of the Company, News Corp. or NPAL, as the case may be, will provide the Company with the funds necessary to redeem in full, or pay the liquidation distribution on all of the outstanding Series A Mandatorily Redeemable Preferred Stock and to pay any other amounts owing in respect of such shares. Pursuant to the Amended and Restated Strategic Stockholders Agreement (as defined), such funds will be, except under certain circumstances, in the form of an advance or loan to the Company. The following constitute events of default with respect to the Series A Mandatorily Redeemable Preferred Stock under the Corrected Restated Certificate of Incorporation: (i) the failure of the Company to mandatorily redeem Series A Mandatorily Redeemable Preferred Stock at the redemption dates indicated below; (ii) a breach for thirty days of any of the covenants contained in the provisions governing the Series A Mandatorily Redeemable Preferred Stock; and (iii) an event of default under the terms of the preferred stock of NPAL, if any shares of which are outstanding. In addition, pursuant to the Exchange Agreement among NPAL, Liberty Media Corporation ("Liberty Media") and Liberty IFE (the "Exchange Agreement"), each of the holders of the Series A Mandatorily Redeemable Preferred Stock has the right, upon the occurrence and during the continuation of an event of default under the Corrected Restated Certificate of Incorporation or the liquidation, winding up or other similar event of the Company, to exchange their shares for an equivalent number of shares of preferred stock of NPAL.

                          FOX FAMILY WORLDWIDE, INC.

   The Series A Mandatorily Redeemable Preferred Stock issued to Liberty IFE will rank senior as to dividend, redemption and liquidation rights to all other classes and series of capital stock of the Company authorized on the date of issuance, or to any other class or series of capital stock issued while any shares of the Series A Mandatorily Redeemable Preferred Stock remain outstanding. The Series A Mandatorily Redeemable Preferred Stock does not generally have voting rights, except for certain approval rights set forth in the Corrected Restated Certificate of Incorporation and as required by law. Stockholders of Series A Mandatorily Redeemable Preferred Stock do not have preemptive rights over any stock or securities that may be issued by the Company.

 Stock Based Compensation

   The Company and its subsidiary, FKE, have elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their employee stock options.

   Pro forma information regarding net income as required by SFAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company and FKE had accounted for their employee stock options under the fair value method of that statement. The fair value for options issued by the Company was estimated at the date of grant in January 1996 to be $2,623,000 using the minimum value method with the following weighted-average assumptions, respectively: risk-free interest rate of 5.86%; dividend yields of 0%; and a weighted-average expected life of the option of 5 years. The remaining contractual life of options granted by the Company is 6.5 years. The fair value for options issued by FKE was estimated at the date of grant in November 1999 to be $13,827,000 using the fair value method with the following weighted-average assumptions, respectively: risk-free interest rate 5.5%; dividend yield of 0%; expected stock volatility 60%; and a weighted average expected life of the options of 2 years.

   The minimum value valuation method used by the Company was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options issued by the Company.

   The pro forma net income (loss) determined as if the Company and its subsidiaries had accounted for its employee stock options under the fair value method would be $(25,298,000), $(66,924,000) and $58,387,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

   These pro forma valuations may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

13. Issuance of Subsidiary Ordinary Shares

   In November 1999, net assets of certain direct and indirect subsidiaries of the Company were contributed to FKE, a wholly owned indirect subsidiary of the Company at the time the assets were contributed. Net assets contributed mainly represent the Fox Kids cable channels broadcasting in the European markets and the distribution rights of children's programming in those markets owned by SINV, a wholly owned indirect subsidiary of the Company. In November 1999, FKE issued 12,519,307 previously unissued ordinary shares (or 15.2 percent) for gross proceeds of $175,518,000 ($14.02 per share) in an initial public offering ("IPO") on the Official Market for Amsterdam Exchanges. Offering costs for the IPO totaled $22,550,000 and consisted mainly

                          FOX FAMILY WORLDWIDE, INC.

of underwriter and professional fees plus certain capital taxes. The Company has accounted for the offering in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the parent in consolidation for sale of stock by subsidiary." Accordingly, a pre-tax gain of $117,316,000 was recorded in the year ended June 30, 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share.

   In November 1999, in connection with the IPO, a subsidiary of the Company caused to be transferred 7,507,591 ordinary shares of FKE (or 9.1 percent), to Fox Broadcasting as settlement of a $100,000,000 subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting in the IPO for gross proceeds of $105,256,000 ($14.02 per share). The gross proceeds from these shares, less underwriter fees and capital taxes of $5,256,000, were retained by Fox Broadcasting. A pre-tax gain of $78,623,000 was recorded on this transaction in the year ended June 30, 2000.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Fox Family Worldwide, Inc. and its subsidiaries as of and for the years ended June 30, 1998, 1999 and 2000 included in this Report on Form 10-K and have issued our report thereon dated September 18, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at F-1 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
September 18, 2000

        SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                           FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                    June 30, 1999 June 30, 2000
                                                    ------------- -------------
Assets:

Cash and cash equivalents.........................   $       37    $    1,207
Investments in and advances to subsidiaries.......    1,455,476     1,615,842
Other assets, net.................................       25,314        23,909
                                                     ----------    ----------
 Total assets.....................................   $1,480,827    $1,640,958
                                                     ==========    ==========
Liabilities and stockholders' deficit:

Accounts payable..................................   $      443    $      154
Accrued liabilities...............................        7,937         8,999
NAI Bridge Note...................................      119,056       131,784
Fox Subordinated Notes............................      157,399       194,693
Senior Notes......................................      475,000       475,000
Senior Discount Notes, net of unamortized discount
 of $174,935 and $130,242 at June 30, 1999 and
 2000, respectively...............................      443,735       488,428
Amounts payable to related parties................          --         21,243
                                                     ----------    ----------
 Total liabilities................................    1,203,570     1,320,301
                                                     ----------    ----------


Series A Mandatorily Redeemable Preferred Stock,
 $0.001 par value; 500,000 shares authorized;
 345,000 shares issued and outstanding at June 30,
 1999 and 2000, respectively ($1,000 per share
 liquidation value)...............................      345,000       345,000
                                                     ----------    ----------
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 2,000,000
 shares authorized, of which 500,000 shares are
 designated as Series A Preferred Stock; no shares
 issued and outstanding...........................          --            --
Class A Common Stock, $0.001 par value; 2,000,000
 shares authorized, 160,000 shares issued and
 outstanding at June 30, 1999 and 2000,
 respectively.....................................          --            --
Class B Common Stock, $0.001 par value; 16,000,000
 shares authorized, 15,840,000 shares issued and
 outstanding at June 30, 1999 and 2000,
 respectively.....................................           16            16
Contributed capital...............................       60,731        78,671
Accumulated other comprehensive loss..............       (1,893)       (6,683)
Accumulated deficit...............................     (126,597)      (96,347)
                                                     ----------    ----------
 Total stockholders' deficit......................      (67,743)      (24,343)
                                                     ----------    ----------
 Total liabilities and stockholders' deficit......   $1,480,827    $1,640,958
                                                     ==========    ==========

                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                      Years Ended June 30,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Revenues:
  Equity in income of subsidiaries................ $ 86,382  $ 55,700  $277,366
  Other...........................................      861       135       103
                                                   --------  --------  --------
    Total revenue.................................   87,243    55,835   277,469
Costs and expenses:
  Selling, general and administrative.............    8,470     6,172     9,755
  Depreciation....................................      157       133        24
  Interest expense, net...........................   99,943   113,940   129,146
                                                   --------  --------  --------
Income (loss) before provision for income taxes...  (21,327)  (64,410)  138,544
Provision for income taxes........................    3,446     1,989    77,159
                                                   --------  --------  --------
Net income (loss)................................. $(24,773) $(66,399) $ 61,385
                                                   ========  ========  ========




                            See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Years Ended June 30,
                                             --------------------------------
                                                1998        1999      2000
                                             -----------  --------  ---------
Operating activities:
Net income (loss)........................... $   (24,773) $(66,399) $  61,385
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Equity gains on investments...............     (86,382)  (55,700)  (277,366)
  Amortization of debt issuance costs.......       2,453     3,253      3,250
  Depreciation expense......................         157       133         24
  Non-cash interest expense.................      50,410    66,746     79,983
  Increase in other assets..................     (30,691)   (1,069)    (1,845)
  Increase (decrease) in accounts payable
   and accrued liabilities..................      11,036    (2,656)       773
                                             -----------  --------  ---------
    Net cash used in operating activities...     (77,790)  (55,692)  (133,796)
                                             -----------  --------  ---------
Investing activities:
Purchase of property and equipment..........        (868)     (410)       --
Acquisition of International Family
 Entertainment, Inc. .......................  (1,370,076)      --         --
Cash acquired in acquisition................      19,296       --         --
                                             -----------  --------  ---------
    Net cash used in investing activities...  (1,351,648)     (410)       --
                                             -----------  --------  ---------
Financing activities:
Proceeds from NAI Bridge Loan...............     345,514       --         --
Paydown of NAI Bridge Loan..................    (250,886)     (267)      (268)
Issuance of Senior Notes....................     475,000       --         --
Issuance of Senior Discount Notes...........     375,001       --         --
Proceeds from Fox Subordinated Note.........         --     25,000     15,000
Issuance of Common Stock....................          10       --         --
Dividends on Preferred Stock................     (28,412)  (31,048)   (31,135)
Net intercompany advances...................     520,150    55,515    151,369
                                             -----------  --------  ---------
    Net cash provided by financing
     activities.............................   1,436,377    49,200    134,966
                                             -----------  --------  ---------
Increase (decrease) in cash and cash
 equivalents................................       6,939    (6,902)     1,170
Cash and cash equivalents, beginning of
 year.......................................         --      6,939         37
                                             -----------  --------  ---------
Cash and cash equivalents, end of year...... $     6,939  $     37  $   1,207
                                             ===========  ========  =========

Supplemental disclosure of non-cash flow investment activities (in thousands):

 Year ended June 30, 1998

   The Company issued a subordinated note to Fox Broadcasting Company in the amount of $108,672 in exchange for Fox Broadcasting Company's $50,000 Preferred Class A Members Interest in the LLC, its $50,000 contingent note receivable and certain other Company obligations. Preferred Stock in the amount of $345,000 was issued in connection with the acquisition of International Family Entertainment, Inc.

 Year ended June 30, 1999

   Property and equipment with a book value of $638 was transferred to a subsidiary.

 Year ended June 30, 2000

   Property and equipment with a book value of $350 was transferred to a subsidiary.

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                         NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying financial statements include the accounts of Fox Family Worldwide, Inc. (the "Company") presented on a separate company (parent only) basis. The Company is a Delaware corporation formed in August 1996 as a holding company. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997 the Company underwent a reorganization in connection with its acquisition of International Family Entertainment, Inc. This reorganization is more fully explained in Note 1 to the Consolidated Financial Statements.

2. Debt

   Information relating to the NAI Bridge Note, Fox Subordinated Notes, Senior Notes and Senior Discount Notes is contained in Note 6 to the Consolidated Financial Statements. Payments of principal in future periods are all due subsequent to June 30, 2003. The Company is a guarantor under the Amended Credit Facility, as described in Note 6 to the Consolidated Financial Statements.

3. Issuance of Subsidiary Ordinary Shares

   Information relating to the issuance of ordinary shares of FKE, a wholly owned indirect subsidiary of the company, in an initial public offering of its shares and the resulting SAB No. 51 pre-tax gain of $117,316,000 and pre-tax gain on issuance of subsidiary stock of $78,623,000 is contained in Note 13 to the Consolidated Financial Statements.

                           FOX FAMILY WORLDWIDE, INC.

                                  CONSOLIDATED

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                      ----------------------
                                                 Acquired or
                           Balance at Charged to Charged to             Balance
                           Beginning  Costs and     Other               at end
       Description          of Year    Expenses   Accounts   Deductions of Year
       -----------         ---------- ---------- ----------- ---------- -------
                                              (in thousands)
Year ended June 30, 1998
  Allowance for doubtful
   accounts...............  $ 1,410     $  (27)    $   211    $    --   $ 1,594
  Reserve for severance
   and related costs under
   acquisition............      --         --       36,500     (19,850)  16,650
  Accruals for litigation
   and other related costs
   under acquisition......      --         --        4,800         --     4,800
Year ended June 30, 1999
  Allowance for doubtful
   accounts...............    1,594        990         --          (91)   2,493
  Reserve for severance
   and related costs under
   acquisition............   16,650        --          --       (8,873)   7,777
  Accruals for litigation
   and other related costs
   under acquisition......    4,800        --          --         (886)   3,914
Year ended June 30, 2000
  Allowance for doubtful
   accounts...............    2,493      2,011         436        (252)   4,688
  Reserve for severance
   and related costs under
   acquisition............    7,777        --          --       (2,713)   5,064
  Accruals for litigation
   and other related costs
   under acquisition......    3,914        --          --       (1,139)   2,775