Form 10-Q
period 2000-09-30
FOX FAMILY WORLDWIDE INC
filed 2000-11-14
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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

                    YES [X]                     NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2000, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           FOX FAMILY WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                            June 30,       September 30,
                                                              2000             2000
                                                           (audited)        (unaudited)
                                                          -------------    --------------
Assets:
Cash and cash equivalents................................ $     89,674      $    112,664
Restricted cash..........................................        8,215             8,218
Accounts receivable, net.................................      146,103           119,468
Amounts receivable from related parties, net.............       56,753            57,130
Programming costs, net...................................      658,712           726,692
Property and equipment, net..............................       51,874            49,031
Intangible assets, net...................................    1,481,189         1,471,058
Other assets, net........................................       51,297            49,566
                                                          ------------     -------------
  Total assets........................................... $  2,543,817     $   2,593,827
                                                          ============     =============
Liabilities and stockholders' deficit:
Accounts payable......................................... $     65,023     $      62,114
Accrued liabilities .....................................      236,324           284,549
Deferred revenues........................................       36,534            41,274
Accrued participations...................................       50,778            52,356
Deferred income taxes....................................       14,888            14,888
Bank and other debt......................................    1,744,134         1,766,065
Amounts payable to related parties, net..................       21,243            21,620
                                                          -------------    --------------
  Total liabilities...................................... $  2,168,924     $   2,242,866
                                                          -------------    --------------
Commitments and contingencies:

Series A Mandatorily Redeemable Preferred Stock,
  $0.001 par value; 500,000 shares authorized;
    345,000 shares issued and outstanding at
    June 30, 2000 and September 30, 2000,
    respectively
  ($1,000 per share liquidation value) ..................      345,000           345,000
                                                          -------------    --------------
Minority interest........................................       54,236            53,800
                                                          -------------    --------------
Stockholders' deficit:
  Preferred Stock, $0.001 par value; 2,000,000
    shares authorized of which 500,000 shares are
    designated as Series A Preferred Stock; no
    shares issued or outstanding.........................           --                --
  Class A Common Stock, $0.001 par value; 2,000,000
    shares authorized; 160,000 shares issued and
    outstanding at June 30, 2000 and September 30,
    2000, respectively...................................           --                --
  Class B Common Stock, $0.001 par value;
    16,000,000 shares authorized, 15,840,000 shares
    issued and outstanding at June 30, 2000 and
    September 30, 2000, respectively.....................           16                16
  Contributed capital....................................       78,671            78,671
  Accumulated other comprehensive loss...................       (6,683)           (7,424)
  Accumulated deficit....................................      (96,347)         (119,102)
                                                          -------------    --------------
   Total stockholders' deficit...........................      (24,343)          (47,839)
                                                          -------------    --------------
   Total liabilities and stockholders' deficit........... $  2,543,817     $   2,593,827
                                                          =============    ==============


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.,

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)
                                 (In thousands)

                                                            1999                    2000
                                                         ------------           -------------
 Revenues...........................................     $   172,202            $    156,955
                                                        -------------          --------------
 Costs and expenses:
    Production and programming......................          85,287                  61,343
    Selling, general and administrative.............          46,942                  55,592
    Depreciation....................................           2,632                   2,649
    Amortization of intangibles.....................          10,131                  10,131
                                                        -------------          --------------
                                                             144,992                 129,715
                                                        -------------          --------------

 Operating income...................................          27,210                  27,240

 Equity in loss of affiliates.......................             565                     262
 Minority interest share of losses..................              --                    (443)
 Other expense, net.................................              21                      --
 Interest expense, net.............................           43,334                  42,350
                                                        -------------          --------------
 Loss before provision for income taxes.............         (16,710)                (14,929)
 Provision for income taxes.........................             498                      --
                                                        -------------          --------------
 Net loss...........................................    $    (17,208)            $   (14,929)
                                                        =============          ==============


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)
                                 (In thousands)

                                                                            1999         2000
                                                                      --------------  -------------
OPERATING ACTIVITIES:
Net loss...........................................................   $    (17,208)  $    (14,929)
Adjustments to reconcile net loss to net cash provided
by operating activities:
      Amortization of programming costs............................         75,065         50,444
      Depreciation.................................................          2,632          2,649
      Amortization of intangibles..................................         10,131         10,131
      Amortization of debt issuance costs..........................            815            821
      Equity in loss of affiliates.................................            565            262
      Minority interest in share of losses.........................             --           (443)
      Non-cash interest expense....................................         19,158         22,184
      Changes in operating assets and liabilities:
         Restricted cash...........................................             (2)            (3)
         Accounts receivable, net..................................          3,820         26,635
         Amounts receivable from related parties, net..............        (11,197)          (377)
         Other assets..............................................          4,657         (1,854)
         Accounts payable and accrued liabilities..................            (55)        45,323
         Accrued participations....................................          7,504          1,578
         Deferred revenues.........................................         (5,808)         4,740
                                                                     --------------  -------------
               Net cash provided by operating activities...........         90,077        147,161
                                                                     --------------  -------------
INVESTING ACTIVITIES:
Purchase of property and equipment.................................         (1,268)          (631)
Additions to production and programming costs......................        (63,808)      (117,599)
Other..............................................................             (2)         1,761
                                                                     --------------  -------------
               Net cash used in investing activities...............        (65,078)      (116,469)
                                                                     --------------  -------------
FINANCING ACTIVITIES:
Paydown on bank borrowings.........................................        (15,371)          (186)
Paydown on NAI Bridge Loan.........................................            (67)           (67)
Proceeds from Fox Subordinated Debt................................         15,000             --
Dividends on Preferred Stock.......................................         (7,823)        (7,826)
Advances from related parties......................................         15,000            377
                                                                     --------------  -------------
               Net cash provided by (used in) financing activities.          6,739         (7,702)
                                                                     --------------  -------------

Increase in cash and cash equivalents..............................         31,738         22,990
Cash and cash equivalents at beginning of period...................         46,858         89,674
                                                                     --------------  -------------
Cash and cash equivalents at end of period.........................  $      78,596   $    112,664
                                                                     ==============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest (net of amounts capitalized)........................  $       8,212   $      6,967
      Income taxes.................................................  $         498   $        667



                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


Note 1--Preparation of Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

     These interim unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

Note 2--Programming Costs

     Programming costs, net of accumulated amortization, are comprised of the following (in thousands):

                                                                      JUNE 30, 2000
                                                --------------------------------------------------------
                                                      COST            ACCUMULATED         PROGRAMMING
                                                                      AMORTIZATION         COSTS, NET
                                                ----------------   -----------------   -----------------
Children's programming....................      $     1,446,229    $       1,177,591   $         268,638
Family programming, movies and mini-series              792,347              454,809             337,538
Projects in production....................               44,818                   --              44,818
Development...............................                7,718                   --               7,718
                                                ----------------   -----------------   -----------------
                                                $     2,291,112    $       1,632,400   $         658,712
                                                ================   =================   =================


                                                                   SEPTEMBER 30, 2000
                                                --------------------------------------------------------
                                                      COST            ACCUMULATED         PROGRAMMING
                                                                      AMORTIZATION         COSTS, NET
                                                ----------------   -----------------   -----------------
Children's programming....................      $     1,503,684    $       1,199,174   $         304,510
Family programming, movies and mini-series              850,125              483,670             366,455
Projects in production....................               47,330                   --              47,330
Development...............................                8,397                   --               8,397
                                                ----------------   -----------------   -----------------
                                                $     2,409,536    $       1,682,844   $         726,692
                                                ================   =================   =================


     Interest amounting to $1,431,000 and $703,000 was capitalized to programming costs for the three months ended September 30, 2000 and 1999, respectively. Depreciation amounting to $825,000 and $1,016,000 was capitalized to programming costs for the three months ended September 30, 2000 and 1999, respectively.

Note 3--Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                 1999            2000
                                            -------------   --------------
Net loss                                    $    (17,208)   $     (14,929)
Foreign currency translation adjustment              133             (741)
                                            -------------   --------------
Comprehensive loss                          $    (17,075)   $     (15,670)
                                            =============   ==============


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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):


                                             Production
                                                 and
                                             Distribution   Broadcasting      Other           Total
                                             ------------   ------------    -----------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
   Revenues................................  $    57,931    $    99,003     $       21     $   156,955
   Income (loss) before interest,
     income taxes, depreciation and
     amortization of intangibles...........  $    24,473    $    20,610     $   (4,882)    $    40,201

THREE MONTHS ENDED SEPTEMBER 30, 1999:
   Revenues................................  $    75,255    $    96,666     $      281     $   172,202
   Income (loss) before interest,
     income taxes, depreciation and
     amortization of intangibles...........  $    23,486    $    16,833     $     (932)    $    39,387


     The following table reconciles segment income before interest, income taxes, depreciation and amortization of intangibles to the Company's condensed consolidated statements of operations (in thousands):

                                                  Three Months Ended
                                                     September 30,
                                                  1999         2000
                                               ----------    ----------
    Segment income before interest,
       income taxes, depreciation
       and amortization of
       intangibles..........................   $  39,387     $  40,201
    Amortization of intangibles.............     (10,131)      (10,131)
    Interest expense, net...................     (43,334)      (42,350)
    Depreciation............................      (2,632)       (2,649)
    Provision for income taxes..............        (498)           --
                                               ----------    ----------
    Net income (loss).......................   $ (17,208)    $ (14,929)
                                               ==========    ==========


Note 5--New Accounting Pronouncements

     For the quarter ended September 30, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which had no material effect on the condensed consolidated financial statements.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the Fox Family Channel; (c) the impact of competition; and (d) the expansion of the Company's international channels and certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

     For the three-month period ended September 30, 2000, revenues decreased 8.8% to $157.0 million as compared to $172.2 million for the same three-month period of the prior year. The revenue decrease of $15.2 million primarily resulted from lower revenues at the Company's production and distribution segment offset by slightly higher revenues at the Company's broadcast segment. The Company's production and distribution segment posted lower revenues of $17.3 million primarily as a result of fewer deliveries of children's series in the current quarter as compared to the prior quarter. Revenues for the Company's broadcast segment increased $2.3 million. This segment posted higher domestic cable and international subscription revenues and higher international ad sales revenues partially offset by lower domestic cable and network ad sales revenues.

     Production and programming costs for the three-month period ended September 30, 2000 decreased 28.1% to $61.3 million as compared to $85.3 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 39.0% for the three-month period ended September 30, 2000 from 49.5% for the comparable prior year period. The decrease in production and programming costs is attributable to lower amortization expense due to the revenue decrease and the Company's mix of domestic revenues as compared to the prior year. In addition, low cost acquired animation programming ran heavily on the Fox Kids Network in the current quarter.

     Selling, general and administrative expenses increased 18.6% to $55.6 million for the three-month period ended September 30, 2000, from $46.9 million for the same three months of the prior year. This increase is prmarily due to various factors including the expansion of the international channels in Europe and worldwide internet activities which resulted in a combined increase of $3.4 million plus higher marketing and affiliate relation expenses of $4.0 million at the Fox Family Channel.

     Amortization of intangible assets for the three-month period ended September 30, 2000 results from the acquisition of International Family Entertainment, Inc. ("IFE"). These intangible assets are being amortized over 40 years.

     The equity in loss of unconsolidated affiliates represents the Company's portion of the losses generated by the Company's international channels in The Netherlands and Spain.

     Minority interest primarily represents the minority interest share of earnings (losses) of the Company's European subsidiary, Fox Kids Europe, N.V. ("FKE"), which completed its initial public offering in November 1999.

     Interest expense decreased slightly for the three-month period ended September 30, 2000, as compared to the same period in 1999. The decrease is principally due to lower levels of the Company's bank facility borrowings partially offset by higher levels of subordinated debt.

     The Company's provision for income taxes for the three-month period ended September 30, 1999 primarily reflects foreign withholding taxes. There were no material foreign withholding taxes for the three-month period ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the various financing transactions utilized to fund the IFE acquisition, which was completed in September 1997, the Company's principal liquidity requirements arise from interest payments on both the Company's credit facility (the "Credit Facility") and the 9 1/4% Senior Notes due 2007 and the dividend payments on the Company's Series A Mandatorily Redeemable Preferred Stock. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company, on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. The Company's principal sources of liquidity include borrowings under the Credit Facility, cash generated from operations and funding from the Company's stockholders.

     In November 1999, FKE, the Company's indirect subsidiary, completed an initial public offering of its ordinary shares in The Netherlands generating net cash proceeds of approximately $153.0 million of which $100.0 million was utilized to pay down the Credit Facility and the remaining amount was made available for working capital purposes.

     The Credit Facility is comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The maximum borrowings allowed under the facility as of September 30, 2000 are $120.0 million for the term loan and $355.0 million for the revolving credit facility. The Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a .75% interest rate margin or the base rate. As of September 30, 2000, $30.0 million was available under the Credit Facility for additional borrowings, subject to certain restrictions.

     Net cash provided by operating activities of the Company for the three months ended September 30, 2000 was $147.2 million as compared to $90.1 million for the three months ended September 30, 1999. This increase is primarily due to the collection of accounts receivable during the period as well as the increase in accounts payable and accrued expenses due to timing of production, programming and other payments.

     Net cash used in investing activities of the Company during the three months ended September 30, 2000 and 1999 was $116.5 million and $65.1 million, respectively. The net cash flow used in investing activities for the three months ended September 30, 2000 and 1999 primarily related to additions to production and programming costs and purchases of property and equipment. The three months ended September 30, 2000 reflected higher than normal production and programming costs associated with the acquisition of several off network series during the quarter. Payment of the license fees on such series are being made in installments over the respective license periods. There were no such large acquisitions made in the prior period.

     Net cash (used in) provided by financing activities of the Company during the three months ended September 30, 2000 and 1999 was ($7.7 million) and $6.7 million, respectively. The financing activities for the three months ended September 30, 2000 relate to advances from related parties, payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock and paydown of bank borrowings, while the financing activities for the three months ended September 30, 1999 related primarily to dividend payments, proceeds from Fox subordinated debt, paydown of bank borrowings and advances from related parties.

     The Company's total unrestricted cash and cash equivalents balance at September 30, 2000 was $112.7 million.

     The Company believes that the available borrowings under the Credit Facility, together with cash flows from operations, cash on hand and funding from the Company's stockholders should be sufficient to fund its operations and service its debt for the foreseeable future.

     Pursuant to a Stock Ownership Agreement dated December 22, 1995, Fox Broadcasting Sub, Inc. ("FBSI"), a wholly owned subsidiary of Fox Broadcasting Company ("Fox Broadcasting") has an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by Haim Saban and the other former stockholders of Saban Entertainment, Inc. (together, the "Saban Stockholders"), and any of their transferees. The option may be exercised by FBSI as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon receipt by FBSI of written notice from Haim Saban of his desire to cause FBSI to purchase all of the shares of Class B Common Stock held by the Saban Stockholders; or (iii) upon delivery of written notice by FBSI at any time on or after December 22, 2002, or before December 22, 2012. In addition, under the terms of the Amended and Restated Strategic Stockholders Agreement dated August 1, 1997, as amended, Haim Saban has the right and option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, which option may be exercised by Haim Saban as follows: (i) for a period of one year following the death of Haim Saban, if he dies prior to December 22, 2012; (ii) upon a change in control of Fox Broadcasting; (iii) on January 31, 2001 provided that Haim Saban gives notice to Fox Broadcasting no later than December 31, 2000; and (iv) upon delivery of written notice by Haim Saban at any time on or after December 22, 2002 and on or before December 22, 2012. The purchase price formula under the options is based on the fair market value of the Company.

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

     The following table sets forth the Company's revenues and earnings (loss) before interest, income taxes, depreciation and amortization of intangibles for the three-month period ended September 30, 1999 and 2000 (in thousands).

                                                      Three Months Ended
                                                        September 30,
                                                       1999        2000
                                                    ----------- -----------
 REVENUES:
     Production and distribution.................   $   75,255  $   57,931
     Broadcasting................................       96,666      99,003
     Other.......................................          281          21
                                                    ----------- -----------
            Total revenues.......................   $  172,202  $  156,955
                                                    =========== ===========




 EBITDA:
     Production and distribution.................   $   23,486  $   24,473
     Broadcasting................................       16,833      20,610
     Other.......................................         (932)     (4,882)
                                                    ----------- -----------
            Total EBITDA.........................       39,387      40,201

 OTHER EXPENSE:
     Interest expense, net.......................       43,334      42,350
     Depreciation................................        2,632       2,649
     Amortization of intangibles.................       10,131      10,131
                                                    ----------- -----------
 Income (loss) before provision for income taxes.      (16,710)    (14,929)
 Provision for income taxes......................          498          --
                                                    ----------- -----------
 Net income (loss)...............................   $  (17,208) $  (14,929)
                                                    =========== ===========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risks include fluctuations in interest rates, variability in interest rate spread relationships (i.e., prime to LIBOR spreads) and exchange rate variability. On occasion, the Company may choose to manage these market risks by using derivative financial instruments in accordance with established policies and procedures. Currently, the Company does not use derivative financial instruments for trading purposes. Additionally, the Company maintains a mix of fixed and floating debt to mitigate its exposure to interest rate fluctuations.

     The Company had no interest rate swaps or other material derivative financial instruments outstanding at September 30, 2000.

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

     The Company had no outstanding foreign exchange contracts at September 30, 2000.

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


                                         FOX FAMILY WORLDWIDE, INC.


Date: November 13, 2000                   /S/ MEL WOODS
                                         --------------------------------------
                                         Mel Woods
                                         President, Chief Operating Officer and
                                         Chief Financial Officer (Principal
                                         Financial Officer)

                                  EXHIBIT INDEX


ITEM      EXHIBIT                                                         PAGE
----      -------                                                         ----

27.1      Financial Data Schedule                                          14