Form 10-Q
period 2000-12-31
FOX FAMILY WORLDWIDE INC
filed 2001-02-14
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000

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

                           YES [X]                NO [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 2001, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           FOX FAMILY WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                     June 30,       December 31,
                                                                       2000             2000
                                                                    (audited)       (unaudited)
                                                                   -------------   ---------------
Assets:
Cash and cash equivalents.................................         $     89,674    $       55,337
Restricted cash...........................................                8,215             8,221
Accounts receivable, net..................................              146,103           180,408
Amounts receivable from related parties, net..............               56,753            58,678
Programming costs, net....................................              658,712           725,506
Property and equipment, net...............................               51,874            49,095
Intangible assets, net....................................            1,481,189         1,460,928
Other assets, net.........................................               51,297            48,742
                                                                   -------------   ---------------
  Total assets............................................         $  2,543,817    $    2,586,915
                                                                   =============   ===============
Liabilities and stockholders' deficit:
Accounts payable..........................................         $     65,023    $       46,013
Accrued liabilities ......................................              236,324           269,699
Deferred revenue..........................................               36,534            42,017
Accrued participations....................................               50,778            46,552
Deferred income taxes.....................................               14,888            14,888
Bank and other debt.......................................            1,744,134         1,793,733
Amounts payable to related parties, net...................               21,243            22,002
                                                                   -------------   ---------------
  Total liabilities.......................................            2,168,924         2,234,904
                                                                   -------------   ---------------
Commitments and contingencies

Series A Mandatorily Redeemable Preferred Stock,
$0.001 par value;
  500,000 shares authorized; 345,000 shares issued
  and outstanding at June 30, 2000 and
  December 31, 2000, respectively,
  ($1,000 per share liquidation value) ...................              345,000           345,000
                                                                   -------------   ---------------
Minority interest.........................................               54,236            54,695
                                                                   -------------   ---------------
Stockholders' deficit:
     Preferred Stock, $0.001 par value; 2,000,000
       shares authorized of which 500,000 shares are
       designated as Series A Preferred Stock;
       no shares issued or outstanding....................                   --                --
     Class A Common Stock, $0.001 par value; 2,000,000
       shares authorized; 160,000 shares issued and
       outstanding at June 30, 2000 and
       December 31, 2000, respectively....................                   --                --
     Class B Common Stock, $0.001 par value; 16,000,000
       shares authorized; 15,840,000 shares issued and
       outstanding at June 30, 2000 and December 31, 2000,
       respectively.......................................                   16                16
     Contributed capital..................................               78,671            78,671
     Accumulated other comprehensive loss.................               (6,683)           (7,900)
     Accumulated deficit..................................              (96,347)         (118,471)
                                                                   -------------   ---------------
   Total stockholders' deficit ...........................              (24,343)          (47,684)
                                                                   -------------   ---------------
   Total liabilities and stockholders' deficit ...........         $  2,543,817    $    2,586,915
                                                                   =============   ===============




                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 1999 AND 2000
                                   (UNAUDITED)

                                             Three Months Ended                  Six Months Ended
                                                December 31,                       December 31,
                                             1999             2000              1999             2000
                                         ------------    --------------    --------------   -------------
                                                (In thousands)                     (In thousands)
Revenues................................ $    167,136    $     184,926     $     339,338    $    341,881
                                         -------------   --------------    --------------   -------------
Costs and expenses:
   Production and programming...........       62,479           69,323           147,766         130,666
   Selling, general and administrative..       56,997           52,576           103,939         108,158
   Depreciation.........................        2,671            2,708             5,303           5,357
   Amortization of intangibles..........       10,130           10,130            20,261          20,261
                                         -------------   --------------    --------------   -------------
                                              132,277          134,737           277,269         264,442
                                         -------------   --------------    --------------   -------------
Operating income........................       34,859           50,189            62,069          77,439

Equity in loss (earnings) of affiliates.          842           (1,913)            1,407          (1,651)
Minority interest ......................           --              892                --             459
Other expense, net......................           14               --                35              --
Interest expense, net...................       43,952           42,752            87,286          85,102
Gain on issuance of subsidiary stock:
   Staff Accounting Bulletin No.
     51 gain............................     (117,316)              --          (117,316)             --
   Gain on issuance of subsidiary
     stock..............................      (78,623)              --           (78,623)             --
                                         -------------   --------------    --------------   -------------
Income (loss) before provision for
income  taxes...........................      185,990            8,458           169,280          (6,471)
Provision for income taxes..............       74,024               --            74,522              --
                                         -------------   --------------    --------------   -------------
Net income (loss)....................... $    111,966    $       8,458     $      94,758    $     (6,471)
                                         =============   ==============    ==============   =============



                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1999 AND 2000
                                   (UNAUDITED)

                                                                         1999           2000
                                                                     -------------   -------------
                                                                            (In thousands)
OPERATING ACTIVITIES:
Net income (loss)..................................................   $     94,758   $     (6,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization of programming costs..............................        126,537        105,610
    Depreciation...................................................          5,303          5,357
    Amortization of intangibles....................................         20,261         20,261
    Amortization of debt issuance costs............................          1,631          1,643
    Equity in loss (earnings) of affiliates........................          1,407         (1,651)
    Minority interest..............................................             --            459
    Non-cash interest expense......................................         39,304         45,043
    Gain on issuance of subsidiary stock...........................       (195,939)            --
    Changes in operating assets and liabilities:
      Restricted cash..............................................             (4)            (6)
      Accounts receivable, net.....................................        (18,758)       (34,305)
      Amounts receivable from related parties, net.................         (4,448)        (1,925)
      Other assets.................................................         10,231         (1,282)
      Accounts payable and accrued liabilities.....................        (14,634)        14,365
      Accrued participations.......................................          4,657         (4,226)
      Deferred income taxes .......................................         73,477             --
      Deferred revenue.............................................         (8,496)         5,483
                                                                      -------------  -------------
         Net cash provided by operating activities.................        135,287        148,355
                                                                      -------------  -------------
INVESTING ACTIVITIES:
Purchase of property and equipment.................................         (2,052)        (4,180)
Additions to production and programming costs......................       (145,280)      (170,802)
Other..............................................................            172          2,628
                                                                      -------------  -------------
         Net cash used in investing activities.....................       (147,160)      (172,354)
                                                                      -------------  -------------
FINANCING ACTIVITIES:
Proceeds from bank borrowings......................................         15,000          5,000
Paydown on bank borrowings.........................................       (112,114)          (310)
Paydown on NAI Bridge loan.........................................           (134)          (134)
Proceeds from Fox Subordinated Debt................................         15,000             --
Dividends on Preferred Stock.......................................        (15,649)       (15,653)
Proceeds on Fox Kids Europe N.V. public offering, net .............        152,963             --
Costs associated with Fox Kids Europe N.V. public offering
  not yet paid.....................................................         12,944             --
Advances from related parties......................................          6,027            759
                                                                      -------------  -------------
         Net cash provided by (used in) financing activities.......         74,037        (10,338)
                                                                      -------------  -------------
Increase (decrease) in cash and cash equivalents...................         62,164        (34,337)
Cash and cash equivalents at beginning of period...................         46,858         89,674
                                                                      -------------  -------------
Cash and cash equivalents at end of period.........................   $    109,022   $     55,337
                                                                      =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
      Interest (net of amounts capitalized)........................  $      43,588  $     36,124
      Income taxes.................................................  $       1,045  $      1,247
Non-cash investing and financing activities:
      Shares of subsidiary ordinary stock issued as settlement
         of a subscription advance.................................  $     100,000  $         --
      Note payable assumed by unconsolidated affiliate.............  $      20,000  $         --
      Contributed capital by related party in formation
         of an unconsolidated affiliate............................  $      17,941  $         --



                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


Note 1--Preparation of Consolidated Financial Statements

       The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

       These interim condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

       The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes, principally amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future broadcast airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.

Note 2-Issuance of Subsidiary Ordinary Shares

       In November 1999, net assets of certain direct and indirect subsidiaries of the Company were contributed to Fox Kids Europe N.V. ("FKE"), a wholly owned indirect subsidiary of the Company at the time the assets were contributed. Net assets contributed mainly represent the Fox Kids cable channels broadcasting in the European markets and the distribution rights of children's programming in those markets owned by Saban International N.V., a wholly-owned indirect subsidiary of the Company. In November 1999, FKE issued 12,519,307 previously unissued ordinary shares (or 15.2 percent) for gross proceeds of $175,518,000 ($14.02 per share) in an initial public offering ("IPO") on the Official Market for Amsterdam Exchanges. Offering costs for the IPO totaled $22,550,000 and consisted mainly of underwriter and professional fees plus certain capital taxes. The Company has accounted for the offering in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the parent in consolidation for sale of stock by subsidiary." Accordingly, a pre-tax gain of $117,316,000 was recorded in the second quarter of fiscal year 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share.

       In November 1999, in conjunction with the IPO, a subsidiary of the Company caused to be transferred 7,507,591 ordinary shares of FKE (or 9.1 percent), to Fox Broadcasting Company ("Fox Broadcasting") as settlement of a $100,000,000 subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting in the IPO for gross proceeds of $105,256,000 ($14.02 per share). The gross proceeds from these shares, less underwriter fees and capital taxes of $5,256,000, were retained by Fox Broadcasting. A pre-tax gain of $78,623,000 was recorded on this transaction in the second quarter of fiscal year 2000.

Note 3--Programming Costs

Programming costs, net of accumulated amortization, are comprised of the following (in thousands):

                                                                     JUNE 30, 2000
                                                  ----------------------------------------------------
                                                                      ACCUMULATED       PROGRAMMING
                                                      COST           AMORTIZATION        COSTS, NET
                                                  --------------     --------------    ---------------
Children's programming......................       $  1,446,229       $  1,177,591     $      268,638
Family programming, movies and mini-series..            792,347            454,809            337,538
Projects in production......................             44,818                 --             44,818
Development.................................              7,718                 --              7,718
                                                  --------------    ---------------    --------------
                                                  $   2,291,112      $   1,632,400     $      658,712
                                                 ==============     ===============    ==============


                                                                   DECEMBER 31, 2000
                                                  ----------------------------------------------------
                                                                      ACCUMULATED       PROGRAMMING
                                                      COST           AMORTIZATION        COSTS, NET
                                                  --------------     --------------    ---------------
Children's programming......................      $   1,528,974      $   1,205,279     $      323,695
Family programming, movies and mini-series..            845,213            532,731            312,482
Projects in production......................             77,537                 --             77,537
Development.................................             11,792                 --             11,792
                                                  --------------     --------------    ---------------
                                                  $   2,463,516      $   1,738,010     $      725,506
                                                  ==============     ==============    ===============


Interest amounting to $2,963,000 and $1,301,000 was capitalized to programming costs for the six months ended December 31, 2000 and 1999, respectively. Depreciation amounting to $1,602,000 and $1,916,000 was capitalized to programming costs for the six months ended December 31, 2000 and 1999, respectively.


Note 4--Comprehensive Income (Loss)

       Comprehensive income (loss) for the three months and six months ended December 31, 2000 and 1999 are as follows (in thousands):

                                               Three Months Ended                  Six Months Ended
                                                  December 31,                       December 31,
                                             1999              2000             1999              2000
                                        -------------      ------------    --------------    -------------
Net income (loss)                       $  111,966         $     8,458      $    94,758       $   (6,471)
Foreign currency translation adjustment       (454)               (476)            (321)          (1,217)
                                        -------------      ------------    --------------    -------------
Comprehensive income (loss)             $  111,512         $     7,982      $    94,437       $   (7,688)
                                        =============      ============    ==============    =============


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

       Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                        Production
                                      & Distribution    Broadcasting         Other            Total
                                     ---------------    ------------    --------------    ------------
QUARTER ENDED DECEMBER 31, 1999:
  Revenues........................... $    40,805         $  126,252     $        79      $  167,136
  Income before interest, income
    taxes, depreciation and
    amortization of intangibles...... $     9,662         $   38,767     $   194,314      $  242,743

QUARTER ENDED DECEMBER 31, 2000:
  Revenues........................... $    43,588         $  141,189     $       149      $  184,926
  Income before interest, income
    taxes, depreciation and
    amortization of intangibles...... $    15,134         $   48,655     $       259      $   64,048

SIX MONTHS ENDED DECEMBER 31, 1999:
  Revenues........................... $   116,315         $  222,918     $       105      $  339,338
  Income before interest, income
    taxes, depreciation and
    amortization of intangibles...... $    33,403         $   55,600     $   193,127      $  282,130

SIX MONTHS ENDED DECEMBER 31, 2000:
  Revenues........................... $   101,519         $  240,192     $       170      $  341,881
  Income (loss) before interest,
    income taxes, depreciation and
    amortization of intangibles...... $    39,607         $   69,265     $    (4,623)    $   104,249


The following table reconciles segment income before interest, income taxes, depreciation and amortization of intangibles to the Company's condensed consolidated statements of operations (in thousands):

                                               Three Months Ended               Six Months Ended
                                                  December 31,                    December 31,
                                              1999            2000            1999            2000
                                          ------------    ------------    ------------    ------------
Segment income before interest, income
  taxes, depreciation and amortization
  of intangibles.........................  $  242,743      $   64,048     $  282,130      $  104,249
  Amortization of intangibles............     (10,130)        (10,130)       (20,261)        (20,261)
  Interest expense, net..................     (43,952)        (42,752)       (87,286)        (85,102)
  Depreciation...........................      (2,671)         (2,708)        (5,303)         (5,357)
  Provision for income taxes.............     (74,024)             --        (74,522)             --
                                          ------------    ------------    ------------    ------------
  Net income (loss)....................... $  111,966       $   8,458      $  94,758       $  (6,471)
                                          ============    ============    ============    ============


Note 6--New Accounting Pronouncements

       For the quarter ended September 30, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which had no material effect on the condensed consolidated financial statements.

       In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development cost for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000, however, earlier application is encouraged. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002, at which time it expects to record a one-time, non-cash, pre-tax charge as a cumulative effect of a change in accounting principles, the amount of which has not yet been determined.

Note 7--Option Agreements Regarding SEI Option Shares

       Under the terms of the Amended and Restated Strategic Stockholders Agreement dated as of August 1, 1997, as amended, among, inter alia, Haim Saban, Fox Broadcasting Company and Fox Broadcasting Sub, Inc., Mr. Saban was granted the right and option, under certain circumstances, to require Fox Broadcasting Company to purchase all of the Class B Common Stock held by Mr. Saban and the other former stockholders of Saban Entertainment, Inc., and any of their transferees (the "SEI Option Shares"). On December 21, 2000, Mr. Saban exercised this option in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, Fox Broadcasting Sub, Inc. delivered notice to Mr. Saban, stating that it had exercised the Call Option under the Stock Ownership Agreement dated as of December 22, 1995, as amended, to purchase the SEI Option Shares pursuant thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the Fox Family Channel; (c) the impact of competition; and (d) certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

       SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 1999

       For the six-month period ended December 31, 2000, revenues increased 0.7% to $341.9 million as compared to $339.3 million for the same six-month period of the prior year. The revenue increase of $2.5 million for the period primarily results from higher revenues from the Company's broadcast segment offset by lower revenues from the Company's production and distribution segment. The Company's broadcast segment revenues increased $17.3 million due to higher domestic and international cable ad sales and subscription fee revenues, but these increases were offset, in part, by lower ad sales revenues for the Fox Kids Network. Ad sales revenues for the Fox Family Channel increased due to higher advertising rates and subscriber fee revenues increased due to greater household penetration and higher subscriber rates. Both ad sales and subscription fee revenues from the Company's international cable channels improved as a result of increased penetration in the marketplace and the launch of additional channels. The Company's production and distribution segment revenues decreased $14.8 million primarily due to lower domestic and foreign syndication revenues as a result of the timing of series deliveries, offset by higher merchandising and toy revenues.

       Production and programming costs for the six-month period ended December 31, 2000 decreased 11.6% to $130.7 million as compared to $147.8 million for the same six-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 38.2% for the six-month period ended December 31, 2000 from 43.5% for the comparable prior year period. The decrease in production and programming costs is primarily due to lower amortization expense associated with the Company's mix of domestic and foreign revenues as compared to the prior year.

       Selling, general and administrative expenses increased 4.1% to $108.2 million for the six-month period ended December 31, 2000, from $103.9 million for the same six months of the prior year. This increase is primarily due to various factors including the expansion of the international channels and worldwide internet activities ($5.7 million in total) and increased marketing expenses for the Fox Family Channel ($4.2 million) offset by lower marketing expenses for the Fox Kids Network and other general and administrative expenses ($5.6 million in total).

       Depreciation expense for the six-month period ended December 31, 2000 increased slightly as compared to the comparable prior year period. As a percentage of total revenues, depreciation expense was 1.6% for both periods.

        Amortization of intangible assets for the six-month periods ended December 31, 2000 and December 31, 1999 results from the acquisition of International Family Entertainment, Inc. ("IFE"). These intangible assets are being amortized over 40 years.

       The equity in loss (earnings) of affiliates represents the Company's portion of the earnings (losses) generated by the Company's international channels in The Netherlands and Spain.

        Minority interest primarily represents the minority interest share of earnings of the Company's European subsidiary, Fox Kids Europe N.V. ("FKE"), which completed its initial public offering in November 1999.

        Interest expense decreased by $2.2 million for the six-month period ended December 31, 2000, as compared to the same period in 1999. The decrease is principally due to lower levels of bank facility borrowings as compared to the prior year.

       In November 1999, FKE, a subsidiary of the Company, issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company accounted for the proceeds of the offering in accordance with SAB 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a pre-tax gain of $117.3 million was recorded during the period. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of a $100.0 million subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting during the six-month period ended December 31, 1999. (See Note 2 in the Notes to Condensed Consolidated Financial Statements).

        The Company's provision for income taxes for the six-month period ended December 31, 1999 primarily reflects taxes associated with the initial public offering plus foreign withholding taxes. There were no material foreign withholding taxes for the six months ended December 31, 2000.


        THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

       For the three-month period ended December 31, 2000, revenues increased 10.6% to $184.9 million as compared to $167.1 million for the same three-month period of the prior year. The Company's broadcast segment contributed $15.0 million of the revenue increase of $17.8 million primarily due to higher domestic cable and international subscription revenues and higher international ad sales revenues. The Company's production and distribution segment revenues increased $2.8 million primarily due to higher merchandising and toy revenues which were offset by lower foreign and domestic syndication revenues due to timing of deliveries of new series.

       Production and programming costs for the three-month period ended December 31, 2000 increased 11.0% to $69.3 million as compared to $62.5 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues increased to 37.5% for the three-month period ended December 31, 2000 from 37.4% for the comparable prior year period. The increase in production and programming costs is primarily due to the increase in revenues described above, and the Company's mix of domestic and foreign revenues as compared to the prior year.

       Selling, general and administrative expenses decreased 7.8% to $52.6 million for the three-month period ended December 31, 2000, from $57.0 million for the same three months of the prior year. This decrease is primarily due to lower marketing expenses for the Fox Kids Network and the Fox Family Channel ($4.2 million in total) and other general and administrative expenses ($2.0 million) offset by expansion of worldwide internet activities ($1.8 million).

        Amortization of intangible assets for the three-month periods ended December 31, 2000 and December 31, 1999 results from the acquisition of IFE. These intangible assets are being amortized over 40 years.

       The equity in loss (earnings) of affiliates represents the Company's portion of the earnings (losses) generated by the Company's international channels in The Netherlands and Spain.

        Minority interest primarily represents the minority interest share of earnings of the Company's European subsidiary, FKE, which completed its initial public offering in November 1999.

        Interest expense decreased by $1.2 million for the three-month period ended December 31, 2000, as compared to the same period in 1999. The decrease is principally due to lower levels of bank facility borrowings during the current period.

        In November 1999, a subsidiary of the Company, FKE, issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with SAB 51. Accordingly, a pre-tax gain of $117.3 million was recorded during the period. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of a $100.0 million subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting during the three-month period ended December 31, 1999. (See
Note 2 in the Notes to Condensed Consolidated Financial Statements).

        The Company's provision for income taxes for the three-month period ended December 31, 1999 primarily reflects taxes associated with the initial public offering as described above plus foreign withholding taxes. There were no material foreign withholding taxes for the three-month period ended December 31, 2000.


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

       The Credit Facility is comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The maximum borrowings allowed under the facility as of December 31, 2000 are $120.0 million for the term loan and $355.0 million for the revolving credit facility. The Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a .75% interest rate margin or the base prime rate. As of December 31, 2000, $25.0 million was available under the Credit Facility for additional borrowings, subject to certain restrictions.

        Net cash provided by operating activities of the Company for the six months ended December 31, 2000 was $148.3 million as compared to $135.3 million for the six months ended December 31, 1999. This increase is primarily due to the timing of production and programming payments.

        Net cash used in investing activities of the Company during the six months ended December 31, 2000 and 1999 was $172.3 million and $147.2 million, respectively. The net cash flow used in investing activities for the six months ended December 31, 2000 and 1999 primarily related to additions to production and programming costs and purchases of property and equipment. The six months ended December 31, 2000 reflected higher than normal production and programming costs associated with the acquisition of several off network series during the period. Payment of the license fees on such series are being made in installments over the respective license periods. There were no such large acquisitions made in the prior period.

        Net cash (used in) provided by financing activities of the Company during the six months ended December 31, 2000 and 1999 was ($10.3) million and $74.0 million, respectively. The financing activities for the six months ended December 31, 2000 relate to advances from related parties, payments of dividends related to the Company's Series A Mandatorily

Redeemable Preferred Stock and proceeds from bank borrowings, while the financing activities for the six months ended December 31, 1999 relate to proceeds from the initial public offering of the ordinary shares of FKE, the issuance of additional Fox subordinated debt and advances from related parties, payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock and proceeds from and paydown of bank borrowings.

        The Company's total unrestricted cash and cash equivalents balance at December 31, 2000 was $55.3 million.

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

        The following table sets forth the Company's revenues and earnings before interest, income taxes, depreciation and amortization of intangibles for the three and six-month periods ended December 31, 1999 and 2000. Included in EBITDA for the three and six month periods ended December 31, 1999 is the Company's gain on issuance of subsidiary stock which totaled $195.9 million.

                                                      Three Months Ended          Six Months Ended
                                                         December 31,               December 31,
                                                       1999        2000           1999        2000
                                                    ----------- -----------    ----------- -----------
 REVENUES:
     Production and distribution.................   $   40,805  $   43,588     $  116,315  $  101,519
     Broadcasting................................      126,252     141,189        222,918     240,192
     Other.......................................           79         149            105         170
                                                    ----------- -----------    ----------- -----------
            Total Revenues.......................   $  167,136  $  184,926     $  339,338  $  341,881
                                                    =========== ===========    =========== ===========

 EBITDA:
     Production and distribution.................   $    9,662  $   15,134     $   33,403  $   39,607
     Broadcasting................................       38,767      48,655         55,600      69,265
     Other.......................................      194,314         259        193,127      (4,623)
                                                    ----------- -----------    ----------- -----------
            Total EBITDA.........................      242,743      64,048        282,130     104,249

 RECONCILIATION TO NET INCOME (LOSS):
     Interest expense, net.......................       43,952      42,752         87,286      85,102
     Depreciation................................        2,671       2,708          5,303       5,357
     Amortization of intangibles.................       10,130      10,130         20,261      20,261
                                                    ----------- -----------    ----------- -----------
 Income (loss) before provision for income taxes.      185,990       8,458        169,280      (6,471)
 Provision for income taxes......................       74,024          --         74,522          --
                                                    ----------- -----------    ----------- -----------
 Net income (loss)...............................   $  111,966  $    8,458     $   94,758  $   (6,471)
                                                    =========== ===========    =========== ===========

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

    The Company had no interest rate swaps or other material derivative financial instruments outstanding at December 31, 2000.

    When the Company licenses its programming outside the United States, the majority of transactions are denominated in U.S. dollars. Channel subscription fees are denominated in local currencies. For those transactions denominated in foreign currencies, to the extent possible, sales and purchases in specific currencies are offset against each other. The foreign currencies in which the Company has the most significant exchange rate exposure are the British pound, French franc, German mark, Euro and Canadian dollar. To manage these exposures, the Company periodically initiates hedging activities by entering into currency exchange agreements, consisting primarily of currency forward contracts, to minimize cost variations which could result from fluctuations in currency exchange rates. The currency exchange agreements which provide hedge coverage typically mature within one year of origination, consistent with the underlying purchase or sales commitment.

    The Company had U.S. dollar functional currency forward exchange agreements covering Canadian dollars totaling CAD$2,700,000 at December 31, 2000, at an average contractual exchange rate of $.63786. The estimated fair market value at December 31, 2000 was $79,000.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

       Under the terms of the Amended and Restated Strategic Stockholders Agreement dated as of August 1, 1997, as amended, among, inter alia, Haim Saban, Fox Broadcasting Company and Fox Broadcasting Sub, Inc., Mr. Saban was granted the right and option, under certain circumstances, to require Fox Broadcasting Company to purchase all of the Class B Common Stock held by Mr. Saban and the other former stockholders of Saban Entertainment, Inc., and any of their transferees (the "SEI Option Shares"). On December 21, 2000, Mr. Saban exercised this option in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, Fox Broadcasting Sub, Inc. delivered notice to Mr. Saban, stating that it had exercised the Call Option under the Stock Ownership Agreement dated as of December 22, 1995, as amended, to purchase the SEI Option Shares pursuant thereto.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          None.

     (b)  REPORTS ON FORM 8-K:

          None.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FOX FAMILY WORLDWIDE, INC.


Date: February 13, 2001                    /S/ MEL WOODS
                                         --------------------------------------
                                         Mel Woods
                                         President, Chief Operating Officer and
                                         Chief Financial Officer