Form 10-Q
period 2001-03-31
FOX FAMILY WORLDWIDE INC
filed 2001-05-15
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        YES |X|               NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: as of May 1, 2001, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FOX FAMILY WORLDWIDE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except for share data)

                                                                               June 30,             March 31,
                                                                                 2000                 2001
                                                                               (audited)           (unaudited)
                                                                            ----------------    ---------------
Assets:
Cash and cash equivalents..............................................     $        89,674     $      68,108
Restricted cash........................................................               8,215             8,224
Accounts receivable, net...............................................             146,103           160,199
Amounts receivable from related parties, net...........................              56,753           120,374
Programming costs, net.................................................             658,712           729,604
Property and equipment, net............................................              51,874            46,607
Intangible assets, net.................................................           1,481,189         1,450,797
Other assets, net......................................................              51,297            47,574
                                                                            ----------------    --------------
  Total assets.........................................................     $     2,543,817     $   2,631,487
                                                                            ================    ==============
Liabilities and stockholders' deficit:
Accounts payable.......................................................     $        65,023     $      53,784
Accrued liabilities ...................................................             236,324           273,679
Deferred revenue.......................................................              36,534            47,993
Accrued participations.................................................              50,778            46,799
Deferred income taxes..................................................              14,888            14,888
Bank and other debt....................................................           1,744,134         1,836,898
Amounts payable to related parties, net................................              21,243            22,377
                                                                            ----------------    --------------
  Total liabilities....................................................           2,168,924         2,296,418
                                                                            ----------------    --------------
Commitments and contingencies

Series A Mandatorily Redeemable Preferred Stock, $0.001 par value;
  500,000 shares authorized; 345,000 shares issued and outstanding at June 30, 2000 and March 31, 2001, respectively,
  ($1,000 per share liquidation value) ................................             345,000           345,000
                                                                            ----------------    --------------
Minority interest......................................................              54,236            54,001
                                                                            ----------------    --------------
Stockholders' deficit:
      Preferred Stock, $0.001 par value; 2,000,000 shares authorized of which 500,000 shares are designated as Series A Preferred
        Stock; no shares issued or outstanding.........................                  --                --
      Class A Common Stock, $0.001 par value; 2,000,000 shares
        authorized; 160,000 shares issued and outstanding at
        June 30, 2000 and March 31, 2001, respectively.................                  --                --
      Class B Common Stock, $0.001 par value; 16,000,000 shares
        authorized; 15,840,000 shares issued and outstanding
        at June 30, 2000 and March 31, 2001, respectively..............                  16                16
      Contributed capital..............................................              78,671            78,671
      Accumulated other comprehensive loss.............................              (6,683)           (7,323)
      Accumulated deficit..............................................             (96,347)         (135,296)
                                                                            ----------------    --------------
     Total stockholders' deficit ......................................             (24,343)          (63,932)
                                                                            ----------------    --------------
     Total liabilities and stockholders' deficit ......................     $     2,543,817     $   2,631,487
                                                                            ================    ==============


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                             MARCH 31, 2000 AND 2001
                                   (UNAUDITED)

                                                      Three Months Ended          Nine Months Ended
                                                           March 31,                  March 31,
                                                      2000          2001           2000        2001
                                                   -----------   -----------    -----------  ----------
                                                         (In thousands)             (In thousands)
Revenues.......................................    $  148,976    $  179,500     $  488,314   $ 521,381
                                                   -----------   -----------    -----------  ----------
Costs and expenses:
    Production and programming.................        64,840        82,177        212,606     212,843
    Selling, general and administrative........        46,788        51,919        150,726     160,087
    Depreciation...............................         2,583         2,297          7,887       7,654
    Amortization of intangibles................        10,131        10,131         30,392      30,392
                                                   -----------   -----------    -----------  ----------
                                                      124,342       146,524        401,611     410,976
                                                   -----------   -----------    -----------  ----------
Operating income...............................        24,634        32,976         86,703     110,405

Equity in loss (earnings) of affiliates........         1,120           362          2,410      (1,289)
Minority interest..............................            20          (684)           137        (235)
Other expense, net.............................             1            --             36          --
Interest expense, net..........................        41,042        42,467        128,328     127,569
Gain on issuance of subsidiary stock:
    Staff Accounting Bulletin No. 51 gain......            --            --        117,316          --
    Gain on issuance of subsidiary stock.......            --            --         78,623          --
                                                   -----------   -----------    -----------  ----------
Income (loss) before provision for income
    taxes......................................       (17,549)       (9,169)       151,731     (15,640)
Provision for income taxes.....................           476            --         74,998          --
                                                   -----------   -----------    -----------  ----------
Net income (loss)..............................    $  (18,025)   $   (9,169)    $   76,733   $ (15,640)
                                                   ===========   ===========    ===========  ==========



                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 2000 AND 2001
                                   (UNAUDITED)
                                                                               2000         2001
                                                                           -----------  -----------
                                                                               (In thousands)
OPERATING ACTIVITIES:
Net income (loss)........................................................  $   76,733   $  (15,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Amortization of programming costs.................................     182,708      176,842
       Depreciation......................................................       7,887        7,654
       Amortization of intangibles.......................................      30,392       30,392
       Amortization of debt issuance costs...............................       2,447        2,453
       Equity in loss (earnings) of unconsolidated affiliates............       2,410       (1,289)
       Minority interest share of losses (earnings)......................         137         (235)
       Non-cash interest expense.........................................      59,481       67,161
       Gain on issuance of subsidiary stock..............................    (195,939)          --
       Changes in operating assets and liabilities:
           Restricted cash...............................................          (8)          (9)
           Accounts receivable, net......................................     (19,731)     (14,096)
           Amounts receivable from related parties.......................     (33,837)     (63,621)
           Other assets..................................................       9,355        2,179
           Accounts payable and accrued liabilities......................      (4,279)      26,116
           Accrued participations........................................       4,833       (3,979)
           Deferred income taxes ........................................      73,477           --
           Deferred revenue..............................................      (9,519)      11,459
                                                                           -----------  -----------
Net cash provided by operating activities................................     186,547      225,387
                                                                           -----------  -----------
INVESTING ACTIVITIES:
Purchase of property and equipment.......................................      (3,785)      (4,744)
Additions to production and programming costs............................    (208,831)    (245,377)
Other....................................................................         300         (260)
                                                                           -----------  -----------
Net cash used in investing activities....................................    (212,316)    (250,381)
                                                                           -----------  -----------
FINANCING ACTIVITIES:
Proceeds from bank borrowings............................................      25,029       26,241
Paydown on bank borrowings...............................................    (112,114)        (437)
Paydown on NAI Bridge loan...............................................        (201)        (201)
Proceeds from Fox Subordinated Debt......................................      15,000           --
Dividends on Preferred Stock.............................................     (23,391)     (23,309)
Proceeds on Fox Kids Europe N.V. public offering, net ...................     152,963           --
Costs accrued for Fox Kids Europe N.V. public offering...................       6,148           --
Advances from related parties............................................      20,000        1,134
                                                                           -----------  -----------
Net cash provided by financing activities................................      83,434        3,428
                                                                           -----------  -----------
(Decrease) increase in cash and cash equivalents.........................      57,665      (21,566)
Cash and cash equivalents at beginning of period.........................      46,858       89,674
                                                                           -----------  -----------
Cash and cash equivalents at end of period...............................  $  104,523   $   68,108
                                                                           ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
       Interest (net of amounts capitalized).............................  $   51,901   $   43,555
       Income taxes......................................................  $    1,521   $    1,898
Non-cash investing and financing activities:
       Shares of subsidiary ordinary stock issued as settlement
           of a subscription advance.....................................  $  100,000   $       --
       Note payable assumed by unconsolidated affiliate..................  $   20,000   $       --
       Contributed capital by related party in formation of an
           unconsolidated affiliate......................................  $   17,941   $       --


                             See accompanying notes.

                           FOX FAMILY WORLDWIDE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


Note 1--Preparation of Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements of Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001.

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

Note 3--Programming Costs

Programming costs, net of accumulated amortization, are comprised of the following (in thousands):

                                                                      JUNE 30, 2000
                                                      ----------------------------------------------
                                                                         ACCUMULATED     PROGRAMMING
                                                         COST            AMORTIZATION     COSTS, NET
                                                      -------------      ------------    -----------
Children's programming.............................   $  1,446,229       $  1,177,591    $   268,638
Family programming, movies and mini-series.........        792,347            454,809        337,538
Projects in production.............................         44,818                 --         44,818
Development........................................          7,718                 --          7,718
                                                      -------------      ------------    -----------
                                                      $  2,291,112       $  1,632,400    $   658,712
                                                      =============      ============    ===========


                                                                       MARCH 31, 2001
                                                      ----------------------------------------------
                                                                         ACCUMULATED     PROGRAMMING
                                                          COST           AMORTIZATION     COSTS, NET
                                                      -------------      ------------    -----------
Children's programming.............................   $  1,633,393       $  1,265,415    $   367,978
Family programming, movies and mini-series.........        817,901            543,827        274,074
Projects in production.............................         73,177                 --         73,177
Development........................................         14,375                 --         14,375
                                                      -------------      -------------   ------------
                                                      $  2,538,846       $  1,809,242    $   729,604
                                                      =============      =============   ============

Interest amounting to $4,379,000 and $1,788,000 was capitalized to programming costs for the nine months ended March 31, 2001 and 2000, respectively. Depreciation amounting to $2,357,000 and $2,802,000 was capitalized to programming costs for the nine months ended March 31, 2001 and 2000, respectively.


Note 4--Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months and nine months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                   Three Months Ended           Nine Months Ended
                                                        March 31,                    March 31,
                                                    2000          2001            2000        2001
                                                 ----------    ----------     ----------   ----------
Net income (loss).............................   $ (18,025)    $  (9,169)     $  76,733    $ (15,640)
Foreign currency translation adjustment.......      (1,463)          577         (1,784)        (640)
                                                 ----------    ----------     ----------   ----------
Comprehensive income (loss)...................   $ (19,488)    $  (8,592)     $  74,949    $ (16,280)
                                                 ==========    ===========    ==========   ==========


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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                 Production
                                               & Distribution     Broadcasting     Other          Total
                                               --------------     ------------   ----------    -----------
QUARTER ENDED MARCH 31, 2000:
   Revenues..................................  $    41,277         $  107,751    $     (52)     $ 148,976
   Income (loss) before interest, income
     taxes, depreciation and amortization
     of intangibles..........................  $     7,606         $   30,182    $  (1,581)     $  36,207

QUARTER ENDED MARCH 31, 2001:
   Revenues..................................  $    81,412         $   98,072    $      16      $ 179,500
   Income before interest, income taxes,
     depreciation and amortization of
     intangibles.............................  $    34,195         $   10,651    $     880      $  45,726

NINE MONTHS ENDED MARCH 31, 2000:
   Revenues..................................  $   157,592         $  326,094    $   4,628      $ 488,314
   Income before interest, income taxes,
     depreciation and amortization of
     intangibles.............................  $    41,044         $   82,616    $ 194,678      $ 318,338

NINE MONTHS ENDED MARCH 31, 2001:
   Revenues..................................  $   182,931         $  338,264    $     186      $ 521,381
   Income (loss) before interest, income
     taxes, depreciation and amortization
     of intangibles..........................  $    73,802         $   79,916    $  (3,743)     $ 149,975

The following table reconciles segment income before interest, income taxes, depreciation and amortization of intangibles to the Company's condensed consolidated statements of operations (in thousands):

                                                      Three Months Ended             Nine Months Ended
                                                          March 31,                       March 31,
                                                    2000            2001            2000          2001
                                                 -----------     -----------     -----------   -----------
Segment income before interest, income taxes,
  depreciation and amortization of intangibles.. $   36,207      $   45,726      $  318,338    $  149,975
Amortization of intangibles.....................     10,131          10,131          30,392        30,392
Interest expense, net...........................     41,042          42,467         128,328       127,569
Depreciation....................................      2,583           2,297           7,887         7,654
Provision for income taxes......................        476              --          74,998            --
                                                 -----------     -----------     -----------   -----------
Net income (loss)............................... $  (18,025)     $   (9,169)     $   76,733    $  (15,640)
                                                 ===========     ===========     ===========   ===========


Note 6--New Accounting Pronouncements

     For the quarter ended September 30, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which had no material effect on the condensed consolidated financial statements.

     In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development cost for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000, however, earlier application is encouraged. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002. Based on the Company's estimates at this time, the effect of adopting SOP 00-2 will result in a one-time, non-cash, pre-tax charge as a cumulative effect of a change in accounting principles in the amount of approximately $50 million to $75 million. Also, SOP 00-2 will require the Company to classify film cost additions as operating activities in the statement of cash flows as opposed to the Company's current policy of including these as investing activities.

Note 7--Option Agreements Regarding SEI Option Shares

     Under the terms of the Amended and Restated Strategic Stockholders Agreement dated as of August 1, 1997, as amended, among, inter alia, Haim Saban, Fox Broadcasting Company and Fox Broadcasting Sub, Inc., Mr. Saban was granted the right and option, under certain circumstances, to require Fox Broadcasting Company to purchase all of the Class B Common Stock held by Mr. Saban and the other former stockholders of Saban Entertainment, Inc., and any of their transferees (the "SEI Option Shares"). On December 21, 2000, Mr. Saban exercised this option in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, Fox Broadcasting Sub, Inc. delivered notice to Mr. Saban, stating that it had exercised the Call Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement dated as of December 22, 1995, as amended, to purchase the SEI Option Shares pursuant thereto. Pursuant to the terms of the applicable agreements between them, the parties are currently working together to consummate the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect", "estimate", "anticipate", "predict", "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the Fox Family Channel; (c) the impact of competition; (d) the exercise by Haim Saban of his option to require Fox Broadcasting Company to purchase all of the shares of Class B Common Stock held by Mr. Saban and the other former stockholders of Saban Entertainment, Inc., and any of their transferees (the "SEI Option Shares") and the exercise by Fox Broadcasting Sub, Inc. of its option to purchase the SEI Option Shares; and (e) certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2000

     For the nine-month period ended March 31, 2001, revenues increased 6.8% to $521.4 million as compared to $488.3 million for the same nine-month period of the prior year. The revenue increase of $33.1 million for the period results from higher revenues from both the Company's broadcast and production and distribution segments. The Company's broadcast segment revenues increased $12.2 million due to higher domestic and international subscription fee revenues and higher domestic cable and international ad sales revenues. These increases were offset in part by lower ad sales revenues for the Fox Kids Network. Subscriber fee revenues increased due to greater household penetration and higher subscriber rates. Both ad sales and subscription fee revenues from the Company's international cable channels improved as a result of increased penetration in the marketplace and the launch of additional channels in Europe. The Company's production and distribution segment revenues increased $25.3 million primarily due to the exercise by an affiliate of the Company of an option to acquire a portion of the film library acquired in connection with the acquisition of International Family Entertainment, Inc. ("IFE"), which generated revenues of $38.4 million, and higher merchandising revenues offset by lower foreign syndication revenues due to timing of deliveries of new programming.

     Production and programming costs for the nine-month period ended March 31, 2001 increased 0.1% to $212.8 million as compared to $212.6 million for the same nine-month period of the prior year. Production and programming costs as a percentage of total revenues decreased to 40.8% for the nine-month period ended March 31, 2001 from 43.5% for the comparable prior year period. The decrease in production and programming costs is primarily due to lower amortization expense associated with the Company's mix of domestic and foreign revenues as compared to the prior year.

     Selling, general and administrative expenses increased 6.2% to $160.1 million for the nine-month period ended March 31, 2001, from $150.7 million for the same nine months of the prior year. This increase is primarily due to various factors including the expansion of the international channels and worldwide internet activities ($5.9 million in total) and increased marketing expenses for the Fox Family Channel ($5.1 million) offset slightly by lower marketing expenses for the Fox Kids Network and other general and administrative expenses.

     Depreciation expense for the nine-month period ended March 31, 2001 decreased $0.2 million or 3.0% as compared to the comparable prior year period. The decrease was due to a lower level of property and equipment as compared to the prior year.

     Amortization of intangible assets for the nine-month periods ended March 31, 2001 and March 31, 2000 results from the acquisition of IFE. These intangible assets are being amortized over 40 years.

     The equity in loss (earnings) of affiliates represents the Company's portion of the earnings (losses) generated by the Company's international channels in The Netherlands and Spain. Both channels generated earnings in the current year period as compared to losses in the previous year period.

     Minority interest primarily represents the minority interest share of earnings of the Company's European subsidiary, Fox Kids Europe N.V. ("FKE"), which completed its initial public offering ("IPO") in November 1999.

     Interest expense decreased slightly for the nine-month period ended March 31, 2001, as compared to the same period in 2000. The decrease is principally due to lower levels of bank facility borrowings as compared to the prior year.

     In November 1999, FKE, a subsidiary of the Company, issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an IPO of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company accounted for the proceeds of the offering in accordance with SAB 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a pre-tax gain of $117.3 million was recorded during the period. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of a $100.0 million subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the IPO and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting during the nine-month period ended March 31, 2000. (See Note 2 in the Notes to Condensed Consolidated Financial Statements).

     The Company's provision for income taxes for the nine-month period ended March 31, 2000 primarily reflects taxes associated with the IPO plus foreign withholding taxes. There were no material foreign withholding taxes for the nine months ended March 31, 2001.


     THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

     For the three-month period ended March 31, 2001, revenues increased 20.5% to $179.5 million as compared to $149.0 million for the same three-month period of the prior year. The Company's broadcast segment revenues decreased $9.7 million primarily due to lower domestic cable and network ad sales revenues as a result of lower ratings as compared to the prior year period. The Company's production and distribution segment revenues increased $40.1 million primarily due to the exercise of the option to acquire a portion of the IFE film library described above.

     Production and programming costs for the three-month period ended March 31, 2001 increased 26.7% to $82.2 million as compared to $64.8 million for the same three-month period of the prior year. Production and programming costs as a percentage of total revenues increased to 45.8% for the three-month period ended March 31, 2001 from 43.5% for the comparable prior year period. The increase in production and programming costs is primarily due to the increase in revenues described above, and the Company's mix of domestic and foreign revenues as compared to the prior year.

     Selling, general and administrative expenses increased 11.0% to $51.9 million for the three-month period ended March 31, 2001, from $46.8 million for the same three months of the prior year. This increase is primarily due to higher marketing expenses for the Fox Kids Network and the Fox Family Channel ($6.3 million in total) offset by lower other general and administrative expenses ($1.2 million in total).

     Amortization of intangible assets for the three-month periods ended March 31, 2001 and March 31, 2000 results from the acquisition of IFE. These intangible assets are being amortized over 40 years.

     The equity in loss of affiliates represents the Company's portion of the losses generated by the Company's international channels in The Netherlands and Spain for both three-month periods.

     Minority interest primarily represents the minority interest share of earnings of the Company's European subsidiary, FKE, which completed its IPO in November 1999.

     Interest expense increased by $1.4 million for the three-month period ended March 31, 2001, as compared to the same period in 2000. The increase is principally due to higher levels of bank facility borrowings and subordinated debt during the current period as compared to the prior period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements arise from interest payments on both the Company's credit facility ("Credit Facility") and the 9 1/4% Senior Notes due 2007 and the dividend payments on the Company's Series A Mandatorily Redeemable Preferred Stock. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company, on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. The Company's principal sources of liquidity have been borrowings under the Credit Facility, cash flows from operations and funding from the Company's stockholders.

     In November 1999, FKE, the Company's indirect subsidiary, completed an IPO of its ordinary shares in The Netherlands, as described above, generating net cash proceeds of approximately $153.0 million of which $100.0 million was utilized to pay down the Credit Facility and the remaining amount was made available for working capital purposes.

     The Credit Facility is comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The maximum borrowings allowed under the facility as of March 31, 2001 are $120.0 million for the term loan and $355.0 million for the revolving credit facility. The Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a .75% interest rate margin or the base prime rate. As of March 31, 2001, $5.0 million was available under the Credit Facility for additional borrowings, subject to certain restrictions.

     Net cash provided by operating activities of the Company for the nine months ended March 31, 2001 was $225.4 million, as compared to $186.5 million for the nine months ended March 31, 2000. This increase is primarily due to the timing of production and programming payments and account receivable collections.

     Net cash used in investing activities of the Company during the nine months ended March 31, 2001 and 2000 was $250.4 million and $212.3 million, respectively. The net cash flow used in investing activities for the nine months ended March 31, 2001 and 2000 primarily related to additions to production and programming costs and purchases of property and equipment. The nine months ended March 31, 2001 reflected higher than normal production and programming costs associated with the acquisition of several off network series during the period. Payment of the license fees on such series are being made in installments over the respective license periods. There were no such large acquisitions made in the prior period. Under Statement of Position 00-2 "Accounting by Producers and Distributors of Films" ("SOP 00-2") (See Note 6), the Company will be required to classify film cost additions as operating activities in the statement of cash flows as opposed to the Company's current policy of including these as investing activities.

     Net cash provided by financing activities of the Company during the nine months ended March 31, 2001 and 2000 was $3.4 million and $83.4 million, respectively. The financing activities for the nine months ended March 31, 2001 relate to proceeds from bank borrowings, advances from related parties and payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock, while the financing activities for the nine months ended March 31, 2000 relate to proceeds from the IPO of the ordinary shares of FKE which were used to pay down bank borrowings, the issuance of additional Fox subordinated debt and advances from related parties and payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock.

     The Company's total unrestricted cash and cash equivalents balance at March 31, 2001 was $68.1 million.

     Under the terms of the Amended and Restated Strategic Stockholders Agreement dated as of August 1, 1997, as amended, among, inter alia, Haim Saban, Fox Broadcasting Company and Fox Broadcasting Sub, Inc., Mr. Saban was granted the right and option, under certain circumstances, to require Fox Broadcasting Company to purchase the SEI Option Shares. On December 21, 2000, Mr. Saban exercised this option in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, Fox Broadcasting Sub, Inc. delivered notice to Mr. Saban, stating that it had exercised the Call Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement dated as of December 22, 1995, as amended, to purchase the SEI Option Shares pursuant thereto. Pursuant to the terms of the agreements, the parties are currently working together to consummate the transaction.

     The Company has outstanding stock options issued to three employees for the purchase of an aggregate of 484,911 shares of Class A Common Stock, all of which are currently exercisable. In the event Haim Saban, any member of his immediate family or any of his affiliated entities (Haim Saban and such family members, the "Saban Entities") sells to a third party any shares of common stock of the Company (the "Saban Company Shares"), each of these option holders must sell to the Company, and the Company must purchase, the "applicable percentage" of his option shares for the same per share consideration paid by the third party for the Saban Company Shares less the exercise price of such option shares. The "applicable percentage" is equal to the percentage of the Saban Company Shares sold to the third party out of the total shares of the Company owned by the Saban Entities immediately prior to the sale.

     The Company believes that the available borrowings under the Credit Facility, together with cash flows from operations, cash on hand and funding from the Company's stockholders, should be sufficient to fund its operations and service its debt for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENT

     In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 00-2, which established new accounting standards for producers and distributors of films and supersedes SFAS No. 53. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development cost for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000, however, earlier application is encouraged. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002. Based on the Company's estimates at this time, the effect of adopting SOP 00-2 will result in a one-time, non-cash, pre-tax charge as a cumulative effect of a change in accounting principles in the amount of approximately $50 million to $75 million.

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

     The following table sets forth the Company's revenues and earnings before interest, income taxes, depreciation and amortization of intangibles for the three and nine-month periods ended March 31, 2000 and 2001. Included in EBITDA for the nine month period ended March 31, 2000 is the Company's gain on issuance of subsidiary stock, which totaled $195.9 million.

                                                          Three Months Ended           Nine Months Ended
                                                               March 31,                    March 31,
                                                           2000         2001           2000          2001
                                                       -----------  ------------    -----------   ----------
  REVENUES:
       Production and distribution..................   $   41,277   $   81,412      $  157,592    $  182,931
       Broadcasting.................................      107,751       98,072         326,094       338,264
       Other........................................          (52)          16           4,628           186
                                                       -----------  -----------     -----------   -----------
                Total Revenues......................   $  148,976   $  179,500      $  488,314    $  521,381
                                                       ===========  ===========     ===========   ===========
  EBITDA:
       Production and distribution..................   $    7,606   $   34,195      $   41,044    $   73,802
       Broadcasting.................................       30,182       10,651          82,616        79,916
       Other........................................       (1,581)         880         194,678        (3,743)
                                                       -----------  -----------     -----------   -----------
                Total EBITDA........................       36,207       45,726         318,338       149,975

  RECONCILIATION TO NET INCOME (LOSS):
       Interest expense, net........................       41,042       42,467         128,328       127,569
       Depreciation.................................        2,583        2,297           7,887         7,654
       Amortization of intangibles..................       10,131       10,131          30,392        30,392
                                                       -----------  -----------     -----------   -----------
  Income (loss) before provision for income taxes...      (17,549)      (9,169)        151,731       (15,640)
  Provision for income taxes........................          476           --          74,998            --
                                                       -----------  -----------     -----------   -----------
  Net income (loss).................................   $  (18,025)  $   (9,169)     $   76,733    $  (15,640)
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

     The Company had no interest rate swaps or other material derivative financial instruments outstanding at March 31, 2001.

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

     The Company had no forward exchange agreements outstanding at March 31, 2001.

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

               None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS:

               None.

        (b)    REPORTS ON FORM 8-K:

               None.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FOX FAMILY WORLDWIDE, INC.


Date: May 14, 2001                       /S/ MEL WOODS
                                         --------------------------------------
                                         Mel Woods
                                         President, Chief Operating Officer and
                                         Chief Financial Officer