Form 10-K405
period 2001-06-30
FOX FAMILY WORLDWIDE INC
filed 2001-09-28
CIK 1023186

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For the fiscal year ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________to____________

                         Commission File No. 333-12995
                         -----------------------------

                          FOX FAMILY WORLDWIDE, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                             95-4596247
     (State or other jurisdiction of       (I.R.S. Employer Identification
      incorporation or organization)                   Number)

            10960 Wilshire Boulevard, Los Angeles, California 90024
             (Address of registrant's principal executive offices)

                                (310) 235-5100
             (Registrant's telephone number, including area code)
                                _______________

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                                _______________

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

     Number of shares of common stock outstanding as of September 1, 2001:
15,840,000 shares of Class B Common Stock; 160,000 shares of Class A Common
Stock.

                                    PART I

ITEM 1. BUSINESS

Overview

     Fox Family Worldwide, Inc. (the "Company") is a fully integrated global family and children's entertainment company that produces, broadcasts and distributes live-action and animated family and children's television programming. The Company is the result of a joint venture launched in 1995 by Fox Broadcasting Company ("Fox Broadcasting"), a wholly owned subsidiary of Fox Entertainment Group, Inc. ("FOX"), and Saban Entertainment, Inc. ("Saban"). The Company's principal broadcast operations comprise (i) the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 96% of all cable and satellite television households,
(ii) the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States, and (iii) the Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE") and Fox Kids Latin America ("FKLA"), a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels reaching approximately 34.5 million households operating in approximately 73 countries and 16 languages worldwide. The Company's production and distribution operations include Saban, whose library of approximately 6,500 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Family Kids Library"). By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries, and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

     Recent Developments. On July 23, 2001, The Walt Disney Company ("Disney") entered into a Purchase Agreement with Fox Broadcasting, Fox Broadcasting Sub, Inc. ("FBSI")(a wholly owned subsidiary of Fox Broadcasting), Haim Saban and the other former stockholders of Saban and their transferees (together, the "Saban Stockholders"), Allen & Company Incorporated, The News Corporation Limited ("News Corp."), and News America Incorporated (the "Disney Purchase Agreement"), pursuant to which Disney agreed to purchase for cash from FBSI, the Saban Stockholders and Allen & Company Incorporated all of the outstanding shares of the Company's Class A Common Stock and Class B Common Stock (the "Disney Acquisition") and subordinated debt. Upon the closing of the Disney Acquisition, Disney will acquire control of the Company through its ownership of all the Company's outstanding shares of common stock. Immediately following the closing under the Disney Purchase Agreement the Company will cease to broadcast the Fox Kids Network, which will be operated by Fox Broadcasting following the Disney Acquisition. The Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network. The closing of the Disney Acquisition will occur following receipt of required U.S. and foreign governmental or regulatory approvals, and satisfaction of other customary closing conditions. The parties currently expect the Disney Acquisition to close during the fourth quarter of the calendar year 2001. Pursuant to the terms of the Disney Purchase Agreement, the Company will change its name following the Disney Acquisition. Except as specifically described in this Report, this Report does not purport to be a complete description of the terms of the Disney Acquisition or to describe the effect of the Disney Acquisition on the business, operations or financial condition of the Company. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Impact Future Results - Risk that the Disney Acquisition Will Not Be Consummated."

     The Fox Family Channel maintains a family image and general entertainment format with a schedule, look, marketing campaign and on-air packaging designed to appeal to the adult 18-49 and 25-54 demographics during primetime and evenings and to children and tweens (early adolescents, approximately ages 9-14) during the day. From 6 p.m. to 11 p.m. and from midnight to 1 a.m., the Fox Family Channel telecasts programming intended to appeal to adults ages 18-49 and 25-54 and carries advertising sold on the basis of adult demographics. The channel's primetime strategy is to deliver adults ages 18-49 and 25-54 a balanced mix of off-network series (such as Early Edition, Freaks and Geeks, Step by Step and Providence), movies, specials and original programming (such as the Fox Family original dramedy, State of Grace), all of which is suitable for family viewing. From 7 a.m. to 6 p.m., the Fox Family Channel telecasts programming targeted principally to children and tweens.

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

     The Company, through its subsidiaries, creates, produces and acquires quality animated and live-action children's television programming with brand-name characters and elements which are either widely known to children, such as the Mighty Morphin Power Rangers ("Power Rangers"), Digimon and NASCAR Racers, or which are or have been developed or purchased due to their likelihood of maturing into popular brands. The Company produced, financed or co-financed approximately 370 half-hour episodes of children's television programming for the year ended June 30, 2001 and had approximately 355 half-hour episodes in production at June 30, 2001.

     One of the most attractive attributes of the Company's children's programming is its "portability", in that it generally can be modified at modest cost and resold for exhibition in other countries through editing and dubbing into other languages. The Company currently supplies its children's programming to more than 400 terrestrial, cable and satellite channels in over 100 countries around the world. These activities are conducted in FKE's territories through FKE.

     In November 1999, certain of our operating companies were reorganized to conduct business under FKE, a limited liability company organized under the laws of The Netherlands. The ordinary shares of FKE are listed on the Official Market of Amsterdam Exchanges N.V.'s stock market. FKE owns the broadcast, distribution and home video rights to children's television series and specials and all merchandising and internet rights to children's programming and properties held by the Company for the territories of Europe (including Central and Eastern Europe), the Middle East (except Israel) and certain Caribbean and French-speaking African and South Pacific territories. FKE has operations in many countries in Europe and currently is broadcasting 11 children's channel feeds in 16 different languages via cable and satellite transmission to 54 countries, reaching approximately 24.9 million households. In addition, FKE has a network of 17 fully-localized online web sites. The main television markets are the United Kingdom, France, Italy, The Netherlands, Germany, the Nordic region, Spain, Poland and several other countries in Central and Eastern Europe.

     FKE conducts consumer products activities, including home video and merchandising, in 24 European countries in addition to the Middle East and currently holds the rights to or represents 20 "active" properties through approximately 208 agreements with approximately 167 licensees and home video distributors.

     FKLA was launched in November 1996 and currently reaches approximately 9.6 million households in 19 countries in two different languages. FKLA is the second most widely distributed children's cable/satellite network in Latin America. On a combined basis, the Fox Kids International Networks reach in the aggregate approximately 34.5 million households throughout the world.

Programming

     The Company creates, produces and acquires quality family and children's television programming. The Company has a library of approximately 1,600 hours of completed family programming, made-for-television-movies and game shows. In addition, the Fox Family Kids Library of approximately 6,500 half-hour episodes of completed and in-production children's television programming is one of the largest children's libraries in the world. The principal programming objective of the Company is to develop or acquire appealing characters and concepts that can be commercially exploited throughout the world through broadcast network and cable television exhibition, home video sales, licensing and merchandising.

     Fox Family Channel Programming. The Fox Family Channel telecasts programming intended to appeal to adults ages 18-49 and 25-54 and carries advertising sold on the basis of adult demographics from 6 p.m. to 11 p.m. and from midnight to 1 a.m. With an emphasis on a balanced mix of off-network series, movies and original programming, the Fox Family Channel airs such acquired series as Providence, Freaks and Geeks, and Early Edition, in addition to new original series such as Scariest Places on Earth and State of Grace and movie events such as Les Miserables with Gerard Depardieu and John Malkovich. The Fox Family Channel programs between 6 and 8 original movies per year, with at least one original film such as Au Pair 2, Rockets Red Glare and Michael
Jordan: An American Hero airing every month. The current Fox Family Channel daytime lineup features a variety of original, acquired and library product targeted to children ages 2-11 and tweens ages 9-14, with animated series including Braceface, The Kids from Room 402, Angela Anaconda, Flint the Time Detective and Garfield and Friends, live action series such as Big Wolf on Campus, Great Pretenders, S

Club 7 and So Little Time, scheduled Monday through Friday from 7 a.m. - 6 p.m., and Saturday and Sunday from 7 a.m. - 4 p.m.

     Children's Programming. The two principal sources of the Fox Family Kids Library are (i) television series that have been originally produced by the Company through its Saban subsidiary for broadcast in the United States and internationally (approximately 2,800 half-hours) and (ii) children's programming produced by others for which the Company has acquired various distribution rights (approximately 3,700 half-hours). Of the Fox Family Kids Library, including episodes in production as of June 30, 2001, approximately 1,600 half-hours are original co-produced programming that meet applicable European content requirements and are intended for initial broadcast in Europe.

  Creation and Development of Programming

     The Company has and will continue to pursue ideas and properties for original production from a number of sources. For example, the Company may acquire production, distribution and possibly other rights to an existing property (such as Power Rangers, NASCAR, Digimon and The New Addams Family) or series (such as Scholastic/Protocol's Goosebumps), develop internally a new property based on an existing public domain property (such as Saban's Adventures of Oliver Twist and Jason and the Heroes of Mt. Olympus) or create or acquire an entirely new idea or character (such as Los Luchadores).

     The Company also maintains a state-of-the-art post-production facility in Los Angeles, California. The Company records all of the original music for its programming and edits and adds audio and sound effects to its programming. The Company also produces most of the on-air promotions, sales films and public service announcements for the Fox Family Channel and the Fox Kids Network.

     The Company owns a full-service animation studio in Paris which develops children's programming containing content that meets the local content requirements of various European countries for local broadcast television. The Paris studio has produced approximately 500 half-hours of children's programming since its inception in 1990 through June 30, 2001. In general, the Company enters into strategic co-production alliances to develop its French and European content programming.

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

     The Company is currently party to distribution arrangements with international television broadcasters and distributors to exhibit and distribute the Company's children's programming to over 400 terrestrial, cable and satellite distribution platforms in over 100 countries. These distribution arrangements accounted for approximately $118.1 million, or 16% of the Company's consolidated revenues, for the fiscal year ended June 30, 2001. Among these agreements are numerous multiple program deals, covering territories such as Spain, Italy, France, Asia, Portugal, Scandinavia and Poland, among others. In addition, the Company is currently a partner in several co-production agreements with various broadcasters, including ARD and RTL Disney Fernsehen GmbH in Germany as well as France 2, M6 and Television Francaise 1 in France.

Distribution Outlets

     The Company distributes its own programming, as well as the programming of others, throughout the United States and in major markets throughout the world. The Company currently owns three distribution outlets: the Fox Family Channel, the Fox Kids Network and the Fox Kids International Networks consisting of FKE and FKLA.

  The Fox Family Channel

     The Fox Family Channel is a basic cable network that provides family-oriented entertainment and informational programming to approximately 96% of all U.S. cable and satellite television households. The Company debuted the Fox Family Channel in August 1998. The format includes evening programming targeting adults, but which is suitable for family viewing and daytime programming for children and tweens. Evening programming includes original series, specials and movies produced and licensed to the Fox Family Channel, as well as programs originally televised on the major broadcast networks.

     In general, pursuant to the Fox Family Channel's affiliation agreements, each cable system operator or other delivery service distributing the Fox Family Channel agrees to pay the Company a monthly fee per subscriber. The Fox Family Channel affiliation agreements are generally three to ten years in duration and provide for annual per subscriber rate increases. Increases in per subscriber fees and, to a lesser extent, increased household penetration have generated growth in the Fox Family Channel subscriber fee revenue. In addition, the Fox Family Channel earns revenue through the sale of advertising spots.

     Programming. The Company targets an adult audience ages 18-49 and 25-54 from 6 p.m. to 11 p.m. weekdays, airing a mix of original and acquired series and movies. During the weekdays the Company airs programming aimed at children and tweens on the Fox Family Channel from 7 a.m. to 9:30 a.m. and 11 a.m. to 6 p.m. The weekend schedule includes programming aimed at children and tweens from 7 a.m. to 2 p.m., and movies, series and specials aimed at adults ages 18-49 and 25-54 air between 2 p.m. and midnight.

     Transmission Facilities. Since August 1998, the Company has been transmitting all programming for the Fox Family Channel from the Fox Television Network Broadcast Center located in Los Angeles, California, by means of an earth station transmitting antenna (an "uplink"). The uplink facility transmits the programming signal to a transponder on an orbiting satellite, which in turn retransmits the signal to cable systems operators, direct broadcast satellite ("DBS") services and other alternative delivery services. Programming is transmitted using two separate "feeds" (one for the eastern, central and certain mountain time zones and another for the pacific time zones and all other mountain time zones) which are transmitted to two different satellite transponders. The Company owns the transponders for these two feeds as well as a transponder on a third satellite. All of the Company's owned transponders have "protected" status. "Protected" status means that should the transponder fail, service will be transferred to a spare transponder.

  Fox Kids Network

     The Fox Kids Network broadcasts 14 hours of programming per week, four hours on Saturday mornings, and two hours each weekday afternoon. One half-hour of programming each week is dedicated to educational/informational programming for children. Upon the consummation of the Disney Acquisition (See "--Recent Developments"), the Company will cease to broadcast the Fox Kids Network. Immeadiately following the closing under the Disney Purchase Agreement, the Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network.

  Fox Kids International Networks

     In November 1999, the Company reorganized some of its operating companies to conduct business under FKE, a limited liability company organized under the laws of The Netherlands. The ordinary shares of FKE are listed on the Official Market of Amsterdam Exchanges N.V.'s stock market. FKE owns the broadcast, distribution and home video rights to children's television series and specials, whether produced by Saban or others, and all merchandising and internet rights to children's programming and properties held by Saban for the territories of Europe (including Central and Eastern Europe), the Middle East (except Israel) and certain Caribbean and French-speaking African and South Pacific territories. FKE has operations in many countries in Europe and currently is broadcasting
11 children's channel feeds in 16 different languages via cable and satellite transmission to 54 countries, reaching approximately 24.9 million households. The main television markets are the United Kingdom, France, Italy, The Netherlands, Germany, the Nordic region, Spain, Poland and several other countries in Central and Eastern Europe. In addition to the operations of FKE, FKLA reaches approximately 9.6 million households in 19 countries in 2 different languages in Latin America. On a combined basis, the Fox Kids International Networks reach in the aggregate approximately 34.5 million households throughout the world.

     FKE also operates a developing online and interactive business. In doing so, FKE is capitalizing on its inherent strengths including ownership of quality content, promotional leverage of channel activities, consumer products operations and internet resources developed by the U.S. and international divisions of the Company. FKE currently operates 17 localized web sites in the United Kingdom, The Netherlands, Germany, France, Sweden, Denmark, Norway, Spain, Italy, Poland, Romania, Russia, Israel, Czech Republic, Slovakia, Hungary and Turkey. The Company may launch further local web sites in additional major markets.

Advertising

     The extensive reach of the Fox Family Channel and Fox Kids Network affords advertisers substantial day-and-date capacity to conduct nationwide advertising campaigns. Substantially all of the revenues of the Fox Kids Network are derived from national network advertising sales, and approximately 51% of the Fox Family Channel's revenues are derived from national advertising sales. For the year ended June 30, 2001, the Company's domestic revenues from advertising were approximately $230.6 million, or 32% of consolidated revenues. One of the Company's objectives is to reach viewers in demographics that are attractive to advertisers. The Company also derives revenues from program sales which consist of sales of program length periods of time for infomercials which currently air during certain portions of the 1:00 a.m. to 7:00 a.m. time block on the Fox Family Channel.

Merchandising and Licensing

     The Company capitalizes on its popular characters and properties by entering into licensing agreements with manufacturers and retailers of children's products. Under these agreements, the Company seeks to earn revenue from the sale of products while limiting the costs and risks associated with manufacturing, distributing and marketing merchandise. For the year ended June 30, 2001, the Company's licensing and merchandising activities represented approximately 5% of the Company's consolidated revenues. The revenue derived from licensing and merchandising depends not only on the success, recognition and appeal of a character, but also on the quality and extent of the marketing, product development and retail efforts of the Company and its licensees and the whims of the public. Sales of licensed products also help the Company's shows by promoting the Company's brands and characters. This in turn reinforces the strength of the Company's distribution platform.

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

Home Video and Telefilms

     Home Video. Through agreements with Twentieth Century Fox Home Entertainment, Inc. ("Fox Video"), the Company distributes its television programs to the home video market throughout the world. The Company receives rents from the sale of home video cassettes of its television programming.

     Telefilms. Historically, prior to the acquisition of The Family Channel, the Company acquired international distribution rights to several telefilms ranging from 12 to 15 motion pictures per year. While the Company occasionally acquired U.S. rights to these films, the primary objective of acquiring telefilms was to complement the Company's international children's programming sales activities. Since the acquisition of The Family Channel, the Company has increased its acquisition of worldwide rights to telefilms. These films are typically targeted at primetime audiences and consist of family films, dramas, thrillers and action/adventure features. The Company airs these features on the Fox Family Channel and distributes these features internationally to television broadcasters and home video distributors.

     For information regarding the revenues, profits or losses and total assets associated with the Company's various business segments and information regarding the revenues and assets associated with the Company's geographic segments, see Note 11 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements included elsewhere in this filing.

The Strategic Alliance with Fox/News Corp.

     News Corp., along with its subsidiaries, including FOX, is a diversified international communications company principally engaged in the production and distribution of motion pictures and television programming; television, satellite and cable broadcasting; the publication of newspapers, magazines and books; the production and distribution of promotional and advertising products and services; the development of digital broadcasting; the development of conditional access and subscriber management systems; and the creation and distribution of on-line programming. FOX owns 100% of Fox Broadcasting. As of June 30, 2001, Fox Broadcasting was affiliated with 197 television stations across the United States including 23 stations that FOX owns and operates. In primetime, FOX Television reached 99% of the U.S. television households as of the start of the Fall 2001 season. Each television station affiliate is a party with Fox Broadcasting to an affiliation agreement which governs the terms of the relationship between them.

     The Fox Kids Network is distributed over the same broadcast facilities as FOX Television. In December 1995, Fox Broadcasting and certain of its affiliates (the "Fox Parties") joined with Saban to launch a joint venture to match the complementary programming and broadcasting strengths of the Fox Kids Network and the international reach of Fox Broadcasting's parent company, News Corp., with the development, production, distribution and merchandising strengths of Saban. Set forth below is a summary of certain of the material portions of the relevant strategic alliance provisions contained in the Asset Assignment Agreement (the "Asset Assignment Agreement"), pursuant to which the Fox Parties assigned, effective as of June 1, 1995, certain assets and interests which are currently owned by the Company.

     License of "Fox" Name. The Fox Parties granted to the Company the perpetual exclusive right to use the name "Fox" in conjunction with the words "Kids," "Kid" or "Children" in the United States and agreed not to use or license the
name "Fox" to others for similar purposes.   The Fox Parties separately granted
to certain of the Company's non-United States affiliated subsidiaries similar rights to the territories outside the United States. See "--Effects of Disney Acquisition."

     New Services and other Noncompetition Provisions. The Fox Parties agreed not to operate in the United States any broadcast, cable or non-standard programming service targeted toward children ages 2-11 (a "kids' service") other than the Fox Kids Network. If the Fox Parties at any time determine to acquire a new kids' service bearing the "Fox" name anywhere else in the world, they are required to provide the Company with a right of first refusal to acquire and own that new kids' service. Moreover, should the Fox Parties or any of their affiliates at any time acquire a television, cable or satellite network or any other business which includes a kids' programming service, the Fox Parties are required to offer the Company the right to acquire and own that kids' service. See "--Effects of Disney Acquisition."

     First Right to Fox Parties Originated Programming. The Fox Parties have agreed to provide the Company with the first right to acquire first run exhibition rights to any new programming suitable for a kids' service ("kids' programming") prior to its sale or license to any third party; however, the Fox Parties may freely license kids' programming to any broad based entertainment network (which is not a kids' service) for primetime or late night broadcast and programming derived from properties (such as The Simpsons) not originally launched on the Fox Kids Network. See "--Effects of Disney Acquisition."

     Effects of Disney Acquisition. Immediately following the consummation of the Disney Acquisition, the Company will cease to broadcast the Fox Kids Network, which will be operated by Fox Broadcasting following the Disney Acquisition. Immediately following the closing under the Disney Purchase Agreement, the Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network. In addition, Disney will not acquire any ongoing rights to use the "Fox" name, other than certain transitional rights set forth in the Disney Purchase Agreement. Upon the closing of the Disney Acquisition, the clearance obligations contained in the Asset Assignment Agreement will be terminated, and the Company will transfer and assign all rights under carriage agreements with the television stations affiliated with the Fox Kids Network (the "Fox Kids Network Affiliates") and owned and operated by FOX Television to Fox Broadcasting, which will assume all liabilities and obligations of the Company related thereto. See
Item 1, "Business--Recent Developments."

  Option Agreements between Fox Broadcasting and the Saban Stockholders

     Under agreements between Haim Saban and the other Saban Stockholders and FBSI, FBSI has the right and option, in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company held by Mr. Saban and the other Saban Stockholders. In addition, Mr. Saban has the right and option, under certain circumstances, to cause Fox Broadcasting to purchase all of such shares. The purchase price formula under the options is based on the fair market value of the Company. On December 21, 2000, Mr. Saban exercised the option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement, dated as of August 1, 1997; as amended as of June 26, 2000, between, among others, Fox Broadcasting and the Saban Stockholders (the "Amended and Restated Strategic Stockholders Agreement"). On January 17, 2001, FBSI delivered notice to Mr. Saban, stating that it had exercised the Call Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement dated as of December 22, 1995, as amended (the "Stock Ownership Agreement"), to purchase such shares pursuant to the Stock Ownership Agreement. Pursuant to an agreement between News Corp. and its affiliates, on the one hand, and the Saban Stockholders, on the other hand, sale of the Company shares held by the Saban Stockholders to Disney will be effected pursuant to the Stock Ownership Agreement. See Item 1, "Business-- Recent Developments" and Item 13, "Certain Relationships and Related Transactions."

Competition

     The Company engages in many highly competitive businesses. Each of the Company's primary business segments competes with companies which, in some instances, have greater production, distribution and capital resources than those of the Company.

     Programming. The Company competes on the basis of relationships and pricing for access to a limited supply of facilities and creative personnel to produce its programs. The Company currently competes with major motion picture studios, such as Warner Bros. and Disney, and animation production companies, including Hanna Barbera, Film Roman and Klasky Cuspo, for the services of writers, producers, animators, actors and other creative personnel and specialized production facilities.

     Distribution Outlets. In the United States and internationally, the Company competes for ratings and related advertising revenues. In the United States, the Company currently competes through the Fox Kids Network and the Fox Family Channel with the other broadcast television networks, public television and cable television channels, such as USA Cable Network, Turner Network Television ("TNT"), The Disney Channel, The Cartoon Network and Nickelodeon for market acceptance of its programming and for viewership ratings and related advertising revenues. Internationally, the Company competes through FKE with Nickelodeon, The Disney Channel and The Cartoon Network, and in each of FKE's markets it also has local competition such as Trouble in the United Kingdom, Telefon in France and Panda and Super Tres in Spain. To the extent that the Company produces original programming for distribution outlets it does not own, it competes with all other producers of children's programming. Internationally, the Company competes with a large number of U.S.-based and international distributors of children's programming, including Disney, Warner Bros. and Nickelodeon, in the development or acquisition of programming expected to appeal to international audiences. Such programming often must comply with foreign broadcast rules and regulations, which may stipulate certain minimum local content requirements.

     More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

Government Regulation

     Certain aspects of the Company's operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television stations, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended, the Cable Communications Policy Act of 1984 (the "1984 Act"), the Cable Television Consumer Protection and Competition Act (the "1992 Act"), the Telecommunications Act of 1996 (the "1996 Act"), and the Satellite Home Viewers Improvement Act of 1999 (the "SHVIA") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level (see "State and Local Regulation").

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

     Under FCC license renewal "processing guidelines" promulgated under the CTA, broadcast television stations are required to broadcast at least three hours per week, averaged over a six-month period, of programming that furthers the educational and informational needs of children 16 and under ("Core Programming"). Core Programming has been defined as educational and informational programming that, among other things, (i) has "as a significant purpose" serving the educational and informational needs of children, (ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfies the processing guideline will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. At the present time, the Company makes at least three hours per week of Core Programming to the Fox Kids Network Affiliates available, thereby enabling them to fulfill their obligations under the CTA.

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

     FCC regulations adopted pursuant to the 1992 Act prevent a cable operator that has an attributable interest (including voting or non-voting stock ownership of 5% or more or limited partnership equity interests of 5% or more) in a programming vendor from exercising undue or improper influence over the vendor in its dealings with competitors to cable. The regulations also prohibit a cable programmer in which a cable operator has an attributable interest from entering into exclusive contracts with any cable operator or from discriminating among competing multichannel program distributors in the price, terms and conditions of sale or delivery of programming. As a result of Liberty Media Corporation's ownership interest in News Corp., the Fox Family Channel is subject to these requirements. The FCC's program access and non-discrimination regulations therefore affect the ability of this programming service to enter into exclusive contracts. The rules also permit multichannel video programming distributors ("MVPDs")(such as MMDS, satellite master antenna televisions ("SMATV"), DBS and DTH operators) to bring complaints against the Company to the FCC charging they are unable to obtain the affected programming networks on nondiscriminatory terms. The 1992 Act subjects cable systems to "must carry" rules, pursuant to which local broadcast stations may elect to demand carriage. It also provides favorable channel positioning rights for broadcasters electing to exercise their must carry rights. The 1992 Act also gives television broadcast stations the right to withhold consent to be carried by a cable system which may result in a station receiving compensation for carriage. The SHVIA similarly subjects satellite carriers to must carry requirements by granting local stations the right to demand carriage, by January 1, 2002, if the satellite operator retransmits at least one other station licensed to the station's local market.

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

Employees

     As of June 30, 2001, the Company had 859 full-time and 5 part-time employees in the United States. Outside the United States, the Company had 360 full-time (329 of which were employees of FKE) and 15 part-time employees (all of which were employees of FKE). The Company also regularly engages freelance creative staff and other independent contractors on a project-by-project basis. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company currently leases a total of approximately 302,000 square feet of office and production space in its headquarters building in Los Angeles, California under a lease expiring in April 2006, subject to two separate five-year extension options. The Company also leases a multi-purpose production facility in Valencia, California, under a lease that expires on December 31, 2001, subject to four additional annual one-year extensions. The Company's Paris operations currently lease 1,848 square meters (approximately 29,000 square feet) of office and production space under a lease expiring February 28, 2008; this lease may be cancelled by the Company with six months prior notice on February 28, 2003 or February 28, 2006. The Company also leases approximately 20,000 square feet of office space for its European headquarters in London, England, under a lease expiring September 29, 2007. This lease may be cancelled after the fifth year with nine months advance notice. In 1997, the Company acquired International Family Entertainment, Inc.'s ("IFE") executive and administrative offices, a sales office and an affiliate relations office in Virginia Beach, Virginia. The Company also leases office facilities in other locations throughout the world, none of which are considered material. The Company believes that its current office and production space, together with space readily available without material cost in the markets in which it operates, are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company currently and from time to time is engaged in litigation in the ordinary course of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, if decided adversely to the Company, would be likely to have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

     Not Applicable.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of the Company set forth below as of June 30, 2000 and 2001 and for the fiscal years ended June 30, 1998, 1999, 2000 and 2001 are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP, independent public accountants, included elsewhere in this Report (and in the Company's Annual Report on Form 10-K for the year ended June 30, 2000). The selected financial data of the Company set forth below for the fiscal year ended June 30, 1997 are derived from the Company's combined financial statements audited by Ernst & Young LLP, independent auditors.

     The consolidated financial statements of the Company as of and for the year ended June 30, 1998 (which includes the results of operations of IFE from August 1, 1997) are not comparable to the year ended June 30, 1997 as the prior period did not include the operations of IFE. In addition, the consolidated financial statements of the Company as of and for the years ended June 30, 1999, 2000 and 2001 are not comparable to the year ended June 30, 1998 as the prior period included only eleven months of activity for IFE.

     The selected financial data presented below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated and combined financial statements, including the notes thereto, appearing elsewhere in this Report.

                                                                                   Year Ended
                                                 ------------------------------------------------------------------------
                                                    June 30,       June 30,      June 30,       June 30,        June 30,
                                                      1997         1998 (1)        1999           2000            2001
                                                                ---------------------------------------------------------
                                                   (combined)                        (consolidated)
                                                 ------------------------------------------------------------------------
                                                                                 (in thousands)
Statements of Operations Data:
Revenues..................................       $  307,820     $  664,458     $   635,273    $   641,876     $   724,221
                                                 ----------     ----------     -----------    -----------     -----------
Costs and expenses:
  Production and programming..............          186,575        345,574         302,232        270,549         311,309
  Selling, general and administrative.....           61,263        152,484         173,245        209,477         216,566
  Depreciation............................            1,203          9,370          10,083         10,883          11,582
  Amortization of intangible assets.......               --         37,557          40,434         40,522          40,522
                                                 ----------     ----------     -----------    -----------     -----------
                                                    249,041        544,985         525,994        531,431         579,979
                                                 ----------     ----------     -----------    -----------     -----------

Operating income..........................           58,779        119,473         109,279        110,445         144,242
Equity in loss (earnings) of affiliates...            1,546          6,790           5,088          1,609          (1,559)
Minority interest share of earnings
  (losses)................................               --            140            (444)        (2,184)           (491)
Other income, net.........................               --           (132)            (62)            --              --
Interest expense, net.....................            2,226        134,002         169,107        168,415         172,018
Gain on issuance of subsidiary stock
  Staff Accounting Bulletin No. 51 gain...               --             --              --        117,316              --
  Gain on issuance of subsidiary stock....               --             --              --         78,623              --
                                                 ----------     ----------     -----------    -----------     -----------
Income (loss) before provision for
  income taxes............................           55,007        (21,327)        (64,410)       138,544         (25,726)
Provision for income taxes................           14,567          3,446           1,989         77,159              --
                                                 ----------     ----------     -----------    -----------     -----------
Net income (loss).........................       $   40,440     $  (24,773)    $   (66,399)   $    61,385     $   (25,726)
                                                 ==========     ==========     ===========    ===========     ===========

Other Data:
Ratio of earnings to fixed charges........             11:1             --              --            2:1              --
Deficiency of earnings available to
  cover fixed charges.....................               --     $  (25,656)    $   (68,848)            --     $   (33,177)


                                                                                June 30,
                                                                  -------------------------------------
                                                                        2000                 2001
                                                                  ----------------     ----------------
                                                                               (in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents....................................         $     89,674        $     86,327
Programming costs, net.......................................              671,443             710,101
Total assets.................................................            2,554,262           2,621,896
Long-term obligations (including current maturities).........            1,765,377           1,891,219
Mandatorily redeemable preferred stock.......................              345,000             345,000
Stockholders' deficit........................................              (24,343)            (82,905)

Notes to Selected Consolidated Financial Data

--------------

(1) Includes the results of operations of IFE from the date of the acquisition of a majority interest (August 1, 1997) through June 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

     The Company's current principal operations are conducted through IFE, Fox Children's Network, Inc. ("FCN"), Saban and the Fox Kids International Networks (consisting of FKE and FKLA). IFE operates the Fox Family Channel, one of the top ten most widely distributed cable television networks in the United States, reaching approximately 96% of all cable and satellite television households. FCN operates the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States. Saban is currently one of the largest suppliers of children's television programming in the world. The Fox Kids International Networks have approximately 34.5 million subscribers and operate in approximately 73 countries and in 16 languages worldwide.

     The consolidated financial statements as of and for the years ended June 30, 1999, 2000 and 2001 are not comparable to the year ended June 30, 1998 as the prior period includes only eleven months of activity for IFE. The Company acquired a controlling interest in IFE on August 1, 1997 and completed the acquisition of IFE (the "IFE Acquisition") on September 4, 1997. Since then, the Company has made significant changes to the programming of The Family Channel. For example, each week the Fox Family Channel now broadcasts programming from 7 a.m. to 6 p.m. targeted principally to children. At the time of its acquisition by the Company, The Family Channel did not carry any material amounts of programming targeted to this audience. Because of these changes, results of operations of IFE in prior periods may not be comparable to results of operations for future periods.

     The following discussion provides information and analysis with respect to the results of operations reflected in the financial statements included in this Report, as well as the liquidity and capital resources of the Company. This discussion should be read in conjunction with the financial statements and related notes and Item 6, "Consolidated Financial Data" included elsewhere in this Report.

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

  Increased International Focus

     In recent years, revenues derived from international operations have become increasingly significant to the Company, representing 25% of the Company's consolidated revenues for the fiscal year ended June 30, 2001, as compared to 27% and 25% for the fiscal years ended June 30, 2000 and 1999, respectively. As part of its business strategy, the Company intends to expand its international program production and distribution activities. Certain of these activities, such as the rollout of new international channels, may require material marketing and other expenses in advance of the receipt of related revenues, thereby adversely affecting the Company's results of operations as these activities are expanded and the international markets are developed.

Results of Operations

   The following tables set forth, for the periods indicated, certain data with respect to revenues, and costs and expenses of the Company as a percentage of total revenues.

                                                                               Years Ended June 30,
                                                            ------------------------------------------------------------
                                                                  1999                  2000                   2001
                                                            ----------------      -----------------       --------------
                                                                                  (in thousands)
Revenues:
  Broadcasting...........................................      $429,610                $434,392                $460,158
  Production and distribution............................       204,321                 202,086                 263,580
  Other..................................................         1,342                   5,398                     483
                                                           ------------            ------------            ------------
        Total revenues...................................       635,273                 641,876                 724,221
                                                           ------------            ------------            ------------
Costs and expenses:
  Production and programming.............................       302,232                 270,549                 311,309
  Selling, general and administrative....................       173,245                 209,477                 216,566
  Depreciation...........................................        10,083                  10,883                  11,582
  Amortization of intangibles............................        40,434                  40,522                  40,522
                                                           ------------            ------------            ------------
                                                                525,994                 531,431                 579,979
                                                           ------------            ------------            ------------

Operating income.........................................       109,279                 110,445                 144,242
Other expenses:
  Equity in loss (earnings) of affiliates................         5,088                   1,609                  (1,559)
  Minority interest share of losses......................          (444)                 (2,184)                   (491)
  Other income, net......................................           (62)                     --                      --
  Interest expense, net..................................       169,107                 168,415                 172,018
  Gain on issuance of subsidiary stock:
     Staff Accounting Bulletin No. 51 gain...............            --                 117,316                      --
     Gain on issuance of subsidiary stock................            --                  78,623                      --
                                                           ------------            ------------            ------------
Income (loss) before provision for income taxes..........       (64,410)                138,544                 (25,726)
Provision for income taxes...............................         1,989                  77,159                      --
                                                           ------------            ------------            ------------
Net income (loss)........................................      $(66,399)               $ 61,385                $(25,726)
                                                           ============            ============            ============

              Costs and Expenses as a Percentage of Total Revenues

                                                                               Years Ended June 30,
                                                            ------------------------------------------------------------
                                                                  1999                  2000                   2001
                                                            ----------------      -----------------       --------------
                                                                                  (in thousands)
Cost and expenses:
   Production and programming............................          47.6%                  42.2%                     43.0%
   Selling, general and administrative...................          27.3                   32.6                      29.9
   Depreciation..........................................           1.6                    1.7                       1.6
   Amortization of intangibles...........................           6.3                    6.3                       5.6
                                                           ------------            -----------             -------------
      Total costs and expenses...........................          82.8                   82.8                      80.1
Operating income.........................................          17.2%                  17.2%                     19.9%
                                                           ============            ===========             =============

   Year ended June 30, 2001 compared with the year ended June 30, 2000

     Revenues for the year ended June 30, 2001 were $724.2 million as compared to $641.9 million for the year ended June 30, 2000, an increase of 12.8%. Revenues for the Company's production and distribution segment increased $61.5 million as compared to the prior year. The increase was due to the exercise of an option by an affiliate of the Company to acquire a portion of the film library acquired in the IFE Acquisition (which generated revenues of $80.8 million) and higher merchandising and licensing revenues. This increase was offset by lower foreign syndication revenues due to the timing of deliveries of new programming. The Company's broadcast segment revenues increased $25.8 million due to higher subscription fees and international ad sales revenues, offset by lower domestic cable and network advertising revenues. Subscriber fee revenues for the Fox Family Channel increased due to higher subscriber counts and subscription rates. Ad sales and subscriber fees for the Fox Kids International Networks improved due to increased penetration for the Company's previously existing channels plus the launch of additional channels in Europe.

     Production and programming costs for the year ended June 30, 2001 increased 15.1% to $311.3 million as compared to $270.5 million for the prior year, reflecting the revenue increase noted above. Such costs include amortization related to the revenue recognized in connection with the exercise of an option by an affiliate of the Company to acquire a portion of the film library acquired in connection with the IFE Acquisition described above. Production and programming costs as a percentage of total revenues increased to 43.0% for the year ended June 30, 2001 from 42.2% for the prior year. The increase is due primarily to the Company's mix of domestic and foreign revenues as compared to the prior year and higher programming costs at the Fox Family Channel due to acquisition of off-network programming during the current period.

     Selling, general and administrative expenses for the year ended June 30, 2001 increased $7.1 million or 3.4% as compared to the prior year. As a percentage of total revenues, selling, general and administrative expenses decreased to 29.9% in the current year from 32.6% in the prior year. The increase of $7.1 million is attributable to several factors, including increased marketing expenses for the Fox Family Channel ($5.1 million) due to rebranding activities during the period and the expansion of the Company's international channels in Europe and worldwide internet activities.

     Depreciation expense for the year ended June 30, 2001 increased $0.7 million or 6.4% as compared to the year ended June 30, 2000. As a percentage of total revenues, depreciation expense decreased to 1.6% in the current year from 1.7% in the prior year. The increase in depreciation expense is due to fixed asset additions.

     Amortization of intangible assets results from the acquisition of IFE in August 1997. The intangible assets are being amortized over 40 years.

     The equity in loss (earnings) of unconsolidated affiliates represents the Company's portion of the loss (earnings) generated by the Company's international channels in The Netherlands ("TV10 BV") through November 2000 and in Spain. Both of the channels generated earnings in the current year as opposed to a combined loss in the prior year. In December 2000, the day part operations of TV10 BV were transferred through a series of transactions to a subsidiary of the Company and the operations of the day part of the channel are now consolidated with the results of the Company. A subsidiary of News Corp. performed a similar reorganization of the evening part operations of TV10 BV and sold its 50% interest in TV10 BV to SBS Broadcasting BV. TV10 BV now acts as a service company for the day part and evening part of the channel.

     Interest expense increased by $3.6 million for the year ended June 30, 2001 as compared to the year ended June 30, 2000. The increase is due to higher levels of the Company's subordinated debt offset by lower imputed interest on long-term film contracts assumed in connection with the acquisition of IFE.

     In November 1999, FKE issued 12,519,307 previously unissued shares, or 15.2% of its ordinary shares, for net proceeds of approximately $153 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with Staff Accounting Bulletin ("SAB") No. 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a pre-tax gain of $117.3 million was recorded in Fiscal 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of a $100.0 million subscription advance payable.

These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting during the fiscal year ended June 30, 2000.

   The Company's provision for income taxes for the twelve months ended June 30, 2000 reflects taxes associated with the initial public offering plus foreign withholding taxes. As the Company is in a loss position for the twelve months ended June 30, 2001, no U.S. or state taxes have been provided for and there were no material foreign withholding taxes for the twelve months ended June 30, 2001.

  Year ended June 30, 2000 compared with the year ended June 30, 1999

   Revenues for the year ended June 30, 2000 were $641.9 million as compared to $635.3 million for the year ended June 30, 1999, an increase of 1.0%. Revenues for the Company's production and distribution segment decreased slightly as compared to the prior year. Lower direct to video revenues of $30 million were offset by higher foreign syndication and merchandising revenues. The Company did not release or produce any new direct to video titles in the year ended June 30, 2000 due to the highly competitive marketplace for family-oriented product. The Company's broadcast segment revenues increased $4.8 million due to higher subscription fees and international ad sales revenues offset by lower domestic cable and network advertising revenues. Subscriber fee revenues for the Fox Family Channel increased due to higher subscriber counts and subscription rates. Ad sales and subscriber fees for the Fox Kids International Networks improved due to increased penetration for the Company's previously existing channels plus the launch of additional channels.

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

   Selling, general and administrative expenses for the year ended June 30, 2000 increased $36.2 million or 20.9% as compared to the prior year. As a percentage of total revenues, selling, general and administrative expenses increased to 32.6% in the year ended June 30, 2000 from 27.3% in the prior year. This increase is attributable to several factors, including the expansion of the Company's international channels in Europe and worldwide internet activities, as well as increased marketing and related expenses for the Fox Kids Network and higher affiliate relations expenses for the Fox Family Channel. Offsetting this increase somewhat were lower marketing expenses for the Fox Family Channel as a result of the reformatting costs incurred in the prior year.

   Depreciation expense for the year ended June 30, 2000 increased $0.8 million or 7.9% as compared to the year ended June 30, 1999. As a percentage of total revenues, depreciation expense increased to 1.7% in the year ended June 30, 2000 from 1.6% in the prior year. The increase is due to depreciation on property and equipment additions.

   Amortization of intangible assets results from the acquisition of IFE in August 1997. The intangible assets are being amortized over 40 years.

   The equity in loss of unconsolidated affiliates represents the Company's portion of the loss generated by TV10 BV in The Netherlands and the Company's international channel in Spain. Effective August 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"), contributed its interest in TV10 BV to a U.S. limited liability company ("TV10 LLC") in exchange for a 50% equity interest in TV10 LLC. The other 50% equity interest is owned by a subsidiary of News Corp. In November 1999, the Company's interest in TV10 LLC was transferred to FKE.

   Interest expense decreased by $0.7 million for the year ended June 30, 2000 as compared to the year ended June 30, 1999. The decrease is due to lower levels of bank facility borrowing and lower imputed interest on long-term film contracts assumed in connection with the acquisition of IFE offset by higher levels of the Company's subordinated debt.

   In November 1999, FKE issued 12,519,307 previously unissued shares, or 15.2% of its ordinary shares, for net proceeds of approximately $153 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with SAB No. 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a pre-tax gain of $117.3 million was recorded in Fiscal 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of a $100.0 million subscription advance payable. These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting in the fiscal year ended June 30, 2000.

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

   The following table sets forth EBITDA for the years ended June 30, 1999, 2000 and 2001:

                                                                        Years Ended June 30,
                                                        -------------------------------------------------
                                                            1999              2000               2001
                                                        -------------    --------------      ------------
                                                                         (in thousands)
Revenues:
   Broadcasting....................................     $  429,610         $    434,392        $  460,158
   Production and distribution.....................        204,321              202,086           263,580
   Other...........................................          1,342                5,398               483
                                                        ----------        -------------       -----------
     Total revenues................................        635,273              641,876           724,221
                                                        ----------        -------------       -----------
EBITDA:
   Broadcasting....................................        112,921              109,109           104,621
   Production and distribution.....................         54,314               61,871            97,109
   Other...........................................        (12,021)             187,384 (1)        (3,334)
                                                        ----------        -------------       -----------
                                                           155,214              358,364           198,396
                                                        ----------        -------------       -----------
Other expenses
   Interest expense, net...........................        169,107              168,415           172,018
   Depreciation....................................         10,083               10,883            11,582
   Amortization of intangibles.....................         40,434               40,522            40,522
                                                        ----------        -------------       -----------
                                                           219,624              219,820           224,122
                                                        ----------        -------------       -----------

Income (loss) before provision for income taxes....        (64,410)             138,544           (25,726)
Provision for income taxes.........................          1,989               77,159                --
                                                        ----------        -------------       -----------
Net income (loss)..................................     $  (66,399)        $     61,385        $  (25,726)
                                                        ==========        =============       ===========

(1) Includes Staff Accounting Bulletin No. 51 gain and gain on issuance of subsidiary stock.

Liquidity and Capital Resources

   In September 1997, the Company completed the IFE Acquisition. The total consideration for the IFE Acquisition was approximately $1.9 billion, including assumption of debt, and was financed by (i) the borrowing of $1.25 billion under a credit facility (the "Old Credit Facility"), (ii) the issuance of approximately $345 million of Series A Preferred Stock to Liberty IFE, Inc. ("Liberty IFE") and (iii) the issuance of a note to News America Incorporated in the amount of $345.5 million (the "NAI Bridge Note"). In October 1997, the Company completed an offering (the "Offering") of 9 1/4% Senior Notes and 10 1/4% Senior Discount Notes (collectively, the "Company Notes"), generating net proceeds to the Company of approximately $830 million. Of the net proceeds from the Offering, $215 million was used to repay a portion of the NAI Bridge Note and the balance of $615 million was used to repay indebtedness under the Company's Old Credit Facility. Approximately $145.9 million (including accreted interest) was outstanding under the NAI Bridge Note at June 30, 2001; however,
no payments are due under the NAI Bridge Note until March 2008.   If the Disney
Acquisition is consummated, the terms of the Disney Purchase Agreement provide that Disney will purchase the NAI Bridge Note from News America Incorporated (See Item 1, "Business--Recent Developments").

   In October 1997, as part of the Offering, the Company amended the Old Credit Facility to the Second Amended and Restated Credit Agreement dated as of October 28, 1997 between certain subsidiaries of the Company and certain banks (as amended, supplemented or otherwise modified from time to time, the "Amended Credit Facility") which includes a $710 million facility, comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The Amended Credit Facility is scheduled to terminate September 29, 2004. Borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR plus a .75% interest rate margin or the base prime rate. As of June 30, 2001, no additional borrowings were available under the Amended Credit Facility. The Company will pay the obligations owed under the Amended Credit Facility immediately upon closing of the Disney Acquisition (See Item 1, "Business--Recent Developments").

   In November 1999, FKE completed an initial public offering of its ordinary shares in The Netherlands, as described above, generating net cash proceeds of approximately $153 million of which $100 million was utilized to pay down the Company's Amended Credit Facility and the remaining amount of which was made available for working capital purposes.

   As a result of the IFE Acquisition and the financing transactions described above, the Company's principal liquidity requirements arise from interest payments. Also, the Company encounters seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. Commencing July 1, 1998 the Company became obligated to pay to its affiliates an aggregate of approximately $15 million per year for five years in exchange for (i) guaranteed clearance of Fox Kids programming in its current time period for ten years, (ii) relinquishment of any participation in the current or future profits of the Fox Kids Network, and (iii) additional allocation of promotional spots for the next three and one-half years.

   Net cash provided by operating activities of the Company for the year ended June 30, 2001 was $308.6 million as compared to $339.1 million for the year ended June 30, 2000. The decrease is due primarily to the timing of production, programming and other payments and accounts receivable collections.

   Net cash used in investing activities of the Company during the years ended June 30, 2000 and 2001 was $362.7 million and $312.7 million, respectively. The investing activities for the years ended June 30, 2000 and 2001 primarily consisted of additions to production and programming costs and purchases of property and equipment. The year ended June 30, 2000 reflects higher than normal production and programming costs associated with the acquisition of several off-network series and production of several television movies during the year. Payments of the license fees for the acquired series are being made in installments over the respective license periods (generally three to five years). Under Statement of Accounting Position 00-2 "Accounting by Producers and Distributors of Films" ("SOP 00-2"), the Company will be required, effective July 1, 2001, to classify film additions as operating activities in the statements of cash flow as opposed to the Company's current policy of including these as investing activities.

   Net cash provided by financing activities of the Company during the years ended June 30, 2000 and 2001 was $66.4 million and $0.8 million, respectively. The activities for the year ended June 30, 2000 consisted primarily of proceeds from the initial public offering of the ordinary shares of FKE, the issuance of additional Fox subordinated debt, proceeds from bank borrowings, and advances from related parties, offset by payments of dividends on the Company's preferred stock and paydowns of bank borrowings. The financing activities for the year ended June 30, 2001 consisted primarily of proceeds from bank borrowings, advances from related parties and payments of dividends on the Company's Series A Mandatorily Redeemable Preferred Stock.

   The Company's total unrestricted cash balances at June 30, 2001 were $86.3 million.

   The Company believes that cash flow from operations, cash on hand and funding from the Company's stockholders will be sufficient to fund its operations and service its debt for the foreseeable future.

New Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules resulted in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but it does not result in any changes to net income. The Company adopted SAB 101 during the first quarter of fiscal 2001. Adoption of SAB 101 has had no material effect on the Company's consolidated financial statements.

   In January 2000, EITF 99-17, "Accounting for Advertising Barter Transactions" was issued. EITF 99-17 requires that revenues and expenses related to advertising barter transactions be recognized at fair value only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. This EITF has had no material impact on the financial position or operating results of the Company.

   In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 133 was subsequently amended by SFAS No. 137, which had the effect of deferring the date of its effectiveness. In March 2000, SFAS No. 133 was also amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 and 138 are effective for fiscal periods beginning after June 15, 2000. The Company adopted SFAS No. 133 and 138 as of July 1, 2000, which had no material effect on the consolidated financial statements.

   In June 2000, the FASB issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No.
53. The companies that were previously subject to the requirements of SFAS No. 53 are now required to follow the guidance of Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), issued by the American Institute of Certified Public Accountants. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development costs for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002. Based on the Company's estimates at this time, the effect of adopting SOP 00-2 will result in a one-time, non-cash, pre-tax charge as a cumulative effect of accounting change in the range of approximately $55 million to $60 million.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material impact on the Company's financial statements.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on July 1, 2002. The impact of such adoption has not been determined.

Factors That Could Impact Future Results

 Cautionary Statement Regarding Forward-Looking Statements

   This Report contains statements which constitute forward-looking statements. These statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company with respect to (i) the Fox Family Channel, (ii) trends affecting the Company's financial condition or results of operations, (iii) the impact of competition,
(iv) the expansion of the Company's international channels and certain other operations and (v) the expected closing of the Disney Acquisition. Such forward-looking statements may be identified by the use of words such as "believe," "anticipate," "intend," and "expect." Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Report, including, without limitation, the information set forth in this Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition-Factors That Could Impact Future Results" identifies important factors that could cause such differences. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

 Risk that the Disney Acquisition Will Not Be Consummated

   Upon the closing of the Disney Acquisition, Disney will acquire control of the Company. Immediately following closing of the Disney Acquisition, the Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network. Disney will not generally acquire ongoing rights to use the "Fox" name, other than with respect to certain transitional rights.

   Pursuant to the terms of the Disney Purchase Agreement, the closing of the Disney Acquisition remains subject to certain conditions, including, but not limited to, receipt of certain U.S. and foreign governmental or regulatory approvals and consents from third parties which are required to consummate the transactions contemplated by the Disney Purchase Agreement. While conditions to the completion of the Disney Acquisition are limited, there can be no assurance that the transaction will be consummated. No other transaction is currently being considered by the Company and its stockholders as an alternative to the Disney Acquisition. If, for any reason, the Disney Acquisition is not consummated, there can be no assurance that any other transaction acceptable to the Company will be offered or that the Company's operations will not be adversely impacted.

   On December 21, 2000, Mr. Saban exercised the option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, FBSI delivered notice to Mr. Saban, stating that it had exercised the Call Option (as defined in the Stock Ownership Agreement), to purchase such shares pursuant to the Stock Ownership Agreement. If the Disney Acquisition is not consummated and an alternative sale transaction is not consummated, these option agreements would require FBSI to purchase such Company shares from the Saban Stockholders at a price to be determined using the fair market value of the Company.

 Substantial Leverage; Ability to Service Indebtedness

   As of June 30, 2001, the Company's total amount of consolidated debt (including amounts payable to related parties) outstanding was approximately $1.89 billion, or 87.8% of total capitalization. The Company is a holding company and its ability to obtain funds from its subsidiaries and affiliates could be limited.

   The degree to which the Company is leveraged could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain financing in the future for working capital, capital expenditures or general corporate purposes may be impaired; (ii) a substantial portion of cash flows from the operation of the Company's subsidiaries will be dedicated to the payment of the principal of and interest on its debt and will not be available for other purposes; and (iii) certain of the Company's borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates. Further, the Company's Amended Credit Facility and the indentures relating to the Company Notes, each dated as of October 28, 1997 between the Company and the Bank of New York, as Trustee (collectively, the "Indentures"), contain certain restrictive financial and operating covenants which affect, and in many respects significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with affiliates, create liens, engage in change of control transactions, sell assets and engage in mergers and consolidations. These covenants may significantly limit the operating and financial flexibility of the Company and may limit its ability to respond to changes in its business or competitive activities. The failure by the Company to comply with such covenants could result in an event of default under the applicable instrument, which could permit acceleration of the debt under the instrument and in some cases acceleration of debt under other instruments containing cross-default or cross-acceleration provisions. In addition, unless the Indentures are amended or the underlying Notes paid, the closing of the Disney Acquisition will result in a "Change of Control" under the Indentures. As a result, the Company may be required to offer to purchase all of the then outstanding Company Notes.

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

  Acquisition of IFE

   Limited Cable Television Operations History. The IFE Acquisition expanded the Company's operations into the cable television business, a business in which it had never before operated. The cable television business is highly competitive, subject to government regulation and at risk to technological change. As of July 31, 2001, cable television reached 82.7% of the United States' television households (70.4% via wired cable and 12.3% through other sources, primarily DTH satellite television) compared to 98.2% for broadcast television. Cable television reaches approximately 31.7 million U.S. children between the ages of 2-11 and 18.7 million U.S. teens between the ages of 12-17. In the cable television market, the Company is subject to competition from other cable television companies which, in many instances, have greater production, distribution and capital resources than the cable television operations of the Company.

   Programming Changes at The Family Channel. The Company reformatted The Family Channel as the Fox Family Channel in August 1998. The full day household rating for the Fox Family Channel has dropped 37% since the reformatting, and in the adults 18-49 demographic the rating decrease has been 13%. In the children's 2-11 demographic ratings have increased 382%, tweens 9-14 demographic ratings have increased 431% and the teens 12-17 demographic ratings have increased 200% since the relaunch. The Company has experienced improved ratings over the past season due to programming changes, including the acquisition of off-network programming, and increased viewership of its original series and movies. The Company acquired IFE with the expectation that the acquisition would result in synergies for the combined business. These include the potential to realize a greater return on its children's programming library through distribution on the Fox Family Channel and operational synergies through the sale of "packaged advertising," cross-promotional opportunities with the Fox Kids Network, consolidation of duplicative functions and the elimination of excess overhead.

  Competition Among International Channels

   The Company competes for viewers and ratings and related advertising revenues in each of the territories where it broadcasts its channels. The Company currently competes with children-focused terrestrial television satellite channels for market acceptance of its programming, for viewership ratings and for related advertising. For example, the Company currently competes with The Disney Channel, The Cartoon Network and Nickelodeon in many of its markets and in each of its markets it often also has local competition such as Trouble in the United Kingdom, Teleton in France and Panda and Super Tres in Spain. In some countries, popular terrestrial channels have indicated they have plans to launch digital children's channels.

  Possible Decline in Popularity of Current Programs and Uncertainty of Acceptance of New Programs

   A significant portion of the Company's revenues are derived from the creation, development, production, acquisition, international distribution, merchandising and other exploitation of children's television properties. For the fiscal year ended June 30, 2001, revenues from these sources represented approximately 42% of the Company's consolidated revenues. The success of any series depends upon unpredictable and volatile factors beyond the Company's control, such as children's preferences, competing programming and the availability of other entertainment activities for children. A shift in children's interests could cause the Company's current television programming to decline in popularity, which could materially and adversely affect the Company's results of operations and financial condition. The ability of the Company to continue successfully to exploit the merchandising opportunities afforded by its programs will also be dependent on the favorable ratings of the programs and the ability of the Company's characters to continue to provide attractive merchandising opportunities for its licensees. There can be no assurance as to the continuing commercial success of any of the Company's currently distributed properties, or that the Company will be successful in generating sufficient demand and market acceptance for its new properties.

  Possible Reduction in Distribution or Non-Renewal of the Fox Family Channel by Cable Operators

   The Company distributes the Fox Family Channel to cable operators pursuant to affiliation agreements whereby the cable operator agrees to provide carriage for a specified per subscriber fee. Currently, the Fox Family Channel has affiliation agreements with approximately 450 affiliates covering approximately 12,900 systems. The top 10 affiliates account for 96% of the total subscribers. Pursuant to these agreements, the Fox Family Channel reached 81 million households out of a potential cable audience reach of approximately 84 million households at June 30, 2001. Certain of these agreements are operating on a month to month basis pending completion of the Disney Acquisition. Under certain of these agreements, cable operators and other distributors may discontinue carriage of the Fox Family Channel or move the Fox Family Channel to a more narrowly distributed level of service or tier. Such discontinuance or movement, if it involved a significant number of subscribers, could limit the Fox Family Channel's ability to generate national advertising revenues, as these depend on broad distribution, particularly by cable operators. Subsequent to the debut of the new programming on the Fox Family Channel, no cable operators have discontinued carriage of the Fox Family Channel service. The Company currently expects to continue to be able to renew its affiliation agreements as they mature or to maintain its carriage on an ''expanded basic,'' the most widely distributed level of service. However, there can be no assurance that these affiliation agreements will be renewed or that they will be renewed on the same or more favorable terms.

  Dependence Upon Key Personnel

     The Company's success has depended to a significant extent upon the expertise and services of certain key executives, including Haim Saban, the Company's Chairman of the Board of Directors and Chief Executive Officer and the founder of Saban. The Company has entered into employment agreements with Mr. Saban and certain of its other key executives. The Company does not maintain "key person" life insurance policies on any of its executives. The loss of the services of Mr. Saban or any of the key personnel could have a material adverse effect on the results of operations and financial condition of the Company. Upon the closing of the Disney Acquisition, Haim Saban's employment agreement will be terminated. The Disney Purchase Agreement provides that the Company will enter into a consulting agreement with Mr. Saban, which agreement will have a term extending until June 30, 2002.

  Competition

     The Company engages in many highly competitive businesses. Each of the Company's primary business operations is subject to competition from companies which, in some instances, have greater production, distribution and capital resources than the Company.

     Programming. The Company competes on the basis of relationships and pricing for access to a limited supply of facilities and creative personnel to produce its programs. The Company currently competes with major motion picture studios, such as Disney and Warner Bros., and animation production companies, including Hanna Barbera, Film Roman and Klasky Cuspo, for the services of writers, producers, animators, actors and other creative personnel and specialized production facilities.

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

     Internet. Advertising and e-commerce on the internet are highly competitive. In addition, barriers to entry into the internet market are low and may result in increased competition over time. Current and prospective competitors include many large entities that have substantially greater market presence than the Company, as well as greater financial, technical, marketing and other resources than the Company has. More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers and other alternative sources of entertainment and information.

  Overestimation of Revenues or Underestimation of Costs and New Accounting Pronouncement

     The Company currently follows FASB Statement No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films," regarding revenue recognition and amortization of production costs for programs and films in which the Company owns or controls all applicable rights. All costs incurred in connection with an individual program or film, including acquisition, development, production and allocable production overhead costs and interest, are capitalized as television and film costs. These costs are stated at the lower of unamortized cost or estimated net realizable value. Estimated total production costs for an individual program or film are amortized in the proportion that revenue realized relates to management's estimate of the total revenues expected to be received from such program or film. For programs in which the Company acquires only network or basic cable broadcast rights, the Company amortizes such program costs over the estimated number of broadcasts in accordance with FASB Statement No. 63, "Financial Reporting by Broadcasters." If revenue or cost estimates change with respect to a program or film, the Company may be required to write down all or a portion of the unamortized costs for such program or film. No assurance can be given that such write-downs, if they occur, will not have a material adverse effect on the Company's results of operations or financial condition.

     In June 2000, the FASB issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now required to follow the guidance of SOP 00-2. SOP 00-2, which the Company will adopt during the first quarter of fiscal 2002, requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires that development costs for abandoned projects after three years and certain indirect overhead costs be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard.

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

  International Sales

     For the fiscal year ended June 30, 2001, the Company derived approximately 25% of its consolidated revenues from international operations. As part of its business strategy, the Company intends to expand its international program production and distribution activities, as well as its worldwide merchandising, licensing and ancillary activities, including the launch of children's channels on DTH satellite and cable platforms throughout the world. The Company is subject to the special risks inherent in international business activities, including (i) general economic, social and political conditions in each country,
(ii) currency fluctuations, (iii) double taxation, (iv) unexpected changes in applicable regulatory requirements and (v) compliance with a variety of international laws and regulations. The operations of the Company's international entities are measured in part in local currencies. For reporting purposes, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rates prevailing during the period. As a result, the Company can expect to record foreign exchange losses and gains in the future.

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

  Potential for Deadlocks

     The holders of the Class B Common Stock of the Company have agreed, so long as neither Fox Broadcasting nor Haim Saban and the other former stockholders of Saban as a group have disposed of more than one-third of their respective initial Class B Common Stock beneficial holdings, to vote their shares together on all matters presented to the stockholders, and if they cannot agree as to how to vote on a matter, to abstain from voting with respect thereto. There is no mechanism for breaking a deadlock among the holders of Class B Common Stock. With respect to the election of directors, the holders of the Class B Common Stock have agreed to vote their shares for three directors selected by Haim Saban and three directors selected by Fox Broadcasting. Because the charter documents provide that no Board action may be taken without a vote of at least three-quarters of the directors, the possibility exists that, as a result of differences which may arise between Fox Broadcasting and Mr. Saban, the Company may experience difficulties in defining and meeting its business objectives, or in effecting a transaction which would be in the best interests of the Company, which could materially adversely affect the results of operations and financial condition of the Company. See Item 1, "Business--Recent Developments."

  Strategic Relationships with News Corp. and Fox

     The Company has had, and continues to have, a close strategic relationship with News Corp. and its affiliated entities, including Fox Broadcasting, and believes that this relationship is materially important to its business and business strategies. However, except as may be provided in the agreements between them which are discussed elsewhere in this Form 10-K, neither News Corp. or its affiliated companies nor the Company are obligated to engage in any business transactions or jointly participate in any opportunities with the other, and the possibility exists that the current strategic relationships between the parties could materially change in the future. See Item 1, "Business--Recent Developments."

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

     The Company had no interest rate swaps outstanding at June 30, 2001.

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

     The Company had no outstanding foreign exchange contracts at June 30, 2001.

     The Company maintains a mix of fixed and floating debt to mitigate its exposure to interest rate fluctuations. At June 30, 2001, approximately 74% of the Company's bank and other debt was at fixed interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The directors and executive officers of the Company, and their ages at September 1, 2001, are as follows:

                Name                   Age                              Position
                ----                   ---                              --------
  Haim Saban.........................  56     Chairman of the Board of Directors and Chief Executive Officer

  Mel Woods..........................  49     President, Chief Operating Officer, Chief Financial Officer and
                                              Director

  K. Rupert Murdoch..................  70     Director

  Chase Carey........................  47     Director

  Jeff Shell.........................  35     Director

  Matt Krane.........................  47     Director and Executive Vice President

  Stacy Lifton.......................  36     Senior Vice President Business and Legal Affairs of Fox Family Management, LLC

  Mark Ittner........................  49     Senior Vice President of Finance and Chief Accounting Officer


     K. Rupert Murdoch has served as a director of the Company since August 1996. Mr. Murdoch is an Executive Director and has been the Chief Executive of News Corp. since its formation in 1979 and has served as its Chairman since 1991. Mr. Murdoch has been a director of FOX since 1985, Chairman since 1992 and Chief Executive Officer since 1995. Mr. Murdoch has served as a director of News International plc, News Corp.'s principal operating subsidiary in the United Kingdom since 1969, a director of News Limited, News Corp.'s principal operating subsidiary in Australia since 1953, and a director of News America Incorporated, News Corp's principal operating subsidiary in the United States, since 1973. Mr. Murdoch has served as director of STAR since 1993 and as a director of British Sky Broadcasting Group, plc. since 1990 and Chairman since 1999. Mr. Murdoch is also a member of the board of directors of Philip Morris Companies, Inc. and China Netcom Corporation (Hong Kong) Limited.

     Haim Saban, the founder of Saban, has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in August 1996. Mr. Saban served as Chairman and Chief Executive Officer of Saban from the establishment of Saban in 1983 through August 1996. Mr. Saban is a creator and executive producer of the Company's live-action series, Power Rangers.

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

     Chase Carey has served as a director of the Company since August 1996. Mr. Carey is an Executive Director of News Corp. and was Co-Chief Operating Officer of News Corp. from October 1996 until December 2000. Mr Carey has served as a Director and as Executive Vice President of News America Incorporated since October 1996. Mr. Carey has been a director of FOX since 1992 and Co-Chief Operating Officer from August 1998 until December 2000. Mr. Carey served as the Chairman and Chief Executive Officer of FOX Television from July 1994 until December 2000. Mr. Carey is a member of the boards of directors of Gemstar-TV Guide International, Inc., STAR, NDS Group, plc, Sky Global Networks, Inc., Gateway Inc. and Colgate University.

     Jeff Shell has served as a director of the Company since January 2000. Mr. Shell has been President and Chief Executive Officer of Fox Cable Networks since January 2000, and oversees more than twenty major domestic cable and satellite networks in which FOX and News Corp. hold interests. Mr. Shell joined FOX Television in 1994. From 1996 through 1999, Mr. Shell served as Chief Executive Officer of Fox/Liberty Networks, and was named President of Fox Sports Networks in 1999. Mr. Shell serves on the board of directors of several other Fox related television entities, including Speedvision Network LLC, Outdoor Life Network LLC, the Cablevision MSG partnership and National Geograhic Channel and National Geograhic Channel International.

     Matt Krane has served as a director of the Company since January 2000 and as Executive Vice President of the Company since July 2000. For the last five years, Mr. Krane has been an attorney practicing law as a sole practitioner, representing various corporations and individuals, primarily in the area of taxation.

     Stacy Lifton has served as Senior Vice President Business and Legal Affairs of the Company since January 2000. From October 1997 through December 1999, Ms. Lifton was Vice President Business and Legal Affairs for the Company and from February 1997 to October 1997 she served as Director Business and Legal Affairs. Prior to joining the Company, Ms. Lifton was Legal Counsel at Fox, Inc. from June 1993 until January 1997.

     Mark Ittner has served as Senior Vice President of Finance and Chief Accounting Officer of the Company since September 1997, and as Senior Vice President of Finance of Saban since March 1995 and as Vice President of Finance from February 1993 to March 1995. From 1990 to 1993, Mr. Ittner served as Vice President and Controller of Imagine Films, a motion picture and television production company. Prior to joining Imagine Films, Mr. Ittner was the acting Co-Chief Financial Officer of Weintraub Entertainment Group, after joining Weintraub as a Vice President and Controller in January 1988. From 1984 to 1988, Mr. Ittner was Vice President and Controller, of Hanna-Barbera Productions, Inc. and its parent company, The Taft Entertainment Company.

  Election of Directors; Change in Control

     Pursuant to the terms of the Amended and Restated Strategic Stockholders Agreement, Fox Broadcasting and Mr. Saban have agreed to vote all of the shares of Class B Common Stock beneficially owned by each of them to the election of three directors designated by Fox Broadcasting and three directors designated by Mr. Saban. If in the future the Company becomes subject to any requirement that the Company's Board of Directors include independent directors, Fox Broadcasting and Mr. Saban are each to include among their respective slates of nominees the number of independent directors necessary to satisfy such requirement. Fox Broadcasting and Mr. Saban will mutually agree on two independent directors. If they are unable to mutually agree, Fox Broadcasting will nominate one independent director and Mr. Saban will nominate the other and they will each vote for both nominees.

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

     Under an agreement among FBSI, Haim Saban and the other Saban Stockholders, FBSI has the right and option, in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company then held by Mr. Saban and the other Saban Stockholders, and pursuant to the Amended and Restated Strategic Stockholders Agreement, Mr. Saban has the right and option, under certain circumstances, to cause Fox Broadcasting to purchase all of these shares. On December 21, 2000, Mr. Saban exercised the option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, FBSI delivered notice to Mr. Saban, stating that it had exercised the Call Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement, to purchase such shares pursuant to the Stock Ownership Agreement. See Item 13, "Certain Relationships and Related Transactions."

     On July 23, 2001, Disney entered into the Disney Purchase Agreement, pursuant to which Disney agreed to purchase for cash from FBSI, the Saban Stockholders and Allen & Company Incorporated all the outstanding shares of the Company's Class A Common Stock and Class B Common Stock. Upon the closing of the Disney Acquisition, Disney will acquire control of the Company and have the right to elect all members of the Company's Board of Directors. See Item 1, "Business--Recent Developments."

Compliance with Section 16(a) of the Exchange Act.

     Not Applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash and non-cash compensation paid or accrued by the Company to the Chief Executive Officer and the other three most highly compensated executive officers ("Named Executive Officers") compensated in excess of $100,000 for the fiscal year ended June 30, 2001. Compensation decisions are currently made by the President and the Chief Executive Officer.

                          Summary Compensation Table

                                                                                               Other
           Name and Principal Position                          Annual Compensation            Annual
           ---------------------------                          -------------------         Compensation
                                                  Year        Salary             Bonus      ------------
                                                  ----        ------             -----
Haim Saban.....................................   2001    $  1,000,000    $         --           (1)
 Chairman of the Board and                        2000       1,000,000              --           (1)
 Chief Executive Officer                          1999       1,000,000              --           (1)

Mel Woods......................................   2001    $    662,500    $    675,000           (1)
 President, Chief Operating                       2000         616,200       1,350,000 (2)       (1)
 Officer and Chief Financial Officer              1999         506,700       2,028,400 (2)       (1)

Stacy Lifton...................................   2001    $    415,000    $     10,000           (1)
 Senior Vice President Business and Legal         2000         185,192          10,000           (1)
 Affairs of Fox Family Management, LLC            1999         144,038           7,500           (1)

Mark Ittner....................................   2001    $    282,900    $    100,000           (1)
 Senior Vice President of Finance                 2000         234,600          35,000           (1)
 and Chief Accounting Officer                     1999         227,200          25,000           (1)

_________________________________

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

Stock Options

     The following table summarizes information with respect to the number of shares of Class A Common Stock underlying stock options held by each of the Named Executive Officers at June 30, 2001.

                   Aggregated Fiscal Year-End Option Values

                                         Number of Securities
                                        Underlying Unexercised
                                      Options at Fiscal Year End

            Name                    Exercisable      Unexercisable
            ----                    -----------      -------------

Mel Woods...................         161,637(1)            --

________________
(1) The value of unexercised in-the-money options at fiscal year end is based on the difference between the Company's estimate of the fair market value of the Class A Common Stock and the exercise price of $34.02 for the options. See "--Employment Agreements". However, at June 30, 2001 there was no public market for the Company's stock and therefore no readily ascertainable market value for its stock. Since the Company's Class A Common Stock has a negative book value, any calculation of value based upon book value would not be meaningful and for this reason has been omitted. In addition to the options held by Mr. Woods, two other employees of the Company hold vested options for an aggregate of 323,274 shares. Based on the per share purchase price to be paid in the Disney Acquisition, the value of the options held by these three employees will be approximately $78 million.

        Under the terms of the options, an executive whose employment is terminated must sell his or her stock options (together with any shares acquired pursuant to the exercise of such options, the "Option Shares") to the Company for an amount equal to the fair market value of such Option Shares plus the fair market value of the shares with respect to which the executive's option has vested but has not been exercised, less the executive's purchase price. Such amount is to be paid to the executive in cash.

        In addition, in the event Haim Saban, any member of his immediate family or any of his affiliated entities (Haim Saban and such family members, the "Saban Entities") sells to a third party any shares of common stock of the Company (the "Saban Company Shares"), each of these option holders must sell to the Company, and the Company must purchase, the "applicable percentage" of his or her Option Shares for the same per share consideration paid by the third party for the Saban Company Shares less the exercise price of such Option Shares. The "applicable percentage" is equal to the percentage of the Saban Company Shares sold to the third party out of the total shares of the Company owned by the Saban Entities immediately prior to the sale. The Saban Entities have agreed, pursuant to the Disney Purchase Agreement, to sell all their shares of Class B Common Stock of the Company to Disney (See Item 1, "Business__Recent Developments"). Pursuant to the Disney Purchase Agreement and in accordance with the terms of their respective employment agreements, the Company will make cash payments to the option holders with respect to the Option Shares based on the same per share purchase price as the Saban Company Shares, and the number of Option Shares shall be reduced to zero.

Employment Agreements

        Haim Saban has an employment agreement which extends through June 30, 2002. Pursuant to the terms of the agreement, Mr. Saban receives an annual salary of $1 million. Mr. Saban may not be removed or replaced with or without cause until he and the other stockholders of the Company whose shares he controls collectively transfer more than one-third of the number of shares of Class B Common Stock they currently beneficially own. If Mr. Saban is terminated following such an event, he will be entitled to receive an amount equal to his annual base salary from the date of his termination through June 30, 2002. Under the agreement, Mr. Saban may engage in certain activities for his own account, including music composing and publishing, investments and charity. Upon the closing of the Disney Acquisition, Mr. Saban's employment agreement will terminate. The Disney Purchase Agreement provides that the Company will enter into a consulting agreement with Mr. Saban, which agreement will have a term extending until June 30, 2002.

        The Company has an employment agreement with Mel Woods dated April 1, 1999. The term of Mr. Woods' employment agreement with the Company extends through May 31, 2002. According to the terms of the agreement,

Mr. Woods is to receive an annual base salary of $675,000 for the 2001-2002 period, and an annual contingent bonus which is limited to $700,000 for the 2001-2002 period. At the option of the Company, the Company may extend Mr. Woods' term of employment for two years. The Company may terminate Mr. Woods' employment only for cause or upon his death or disability, and Mr. Woods may terminate his employment upon the Company's material breach of the employment agreement. If Mr. Woods' employment is terminated by the Company for cause, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination, (ii) his bonus compensation for the period in which the date of the termination falls, pro-rated to the date of termination, and (iii) vested rights with respect to certain stock options granted in connection with the employment agreement. All of Mr. Woods' options are vested. Should Mr. Woods terminate his employment as a result of a material breach by the Company, he will be entitled to receive (i) his annual base salary for the period in which the date of termination falls, pro-rated to the date of such termination, (ii) severance pay for the balance of the term of the employment agreement, (iii) bonus compensation for the period in which the date of termination falls, pro-rated to the date of such termination and (iv) vested rights with respect to stock options granted in connection with the employment agreement. If the Company decides not to renew Mr. Woods' employment at the end of the initial three-year term, Mr. Woods will be entitled to receive as severance his base salary for the third term year and his actual bonus. On May 20, 1998, the Company amended Mr. Woods' original employment agreement and paid Mr. Woods compensation of $2,000,000 in the form of an advance against amounts to be paid to Mr. Woods upon termination of his employment. In connection with Mr. Woods' new employment agreement with the Company, Mr. Woods received a second advance of $1,500,000 against amounts to be paid to Mr. Woods upon termination of his employment. These advances do not bear interest and were included in Mr. Woods' compensation during the fiscal years in which they were made. Further, if Mr. Woods exercises any stock options to acquire shares of the Company's Class A Common Stock, Mr. Woods shall concurrently repay the advances through an increase in the purchase price in connection with the exercise. See "--Stock Options."

        The Company has an employment agreement, as amended, with Stacy Lifton to serve as Senior Vice President Business and Legal Affairs. The term of the employment extends through December 31, 2002. This agreement provides for Ms. Lifton to receive an annual base salary of $425,000 for the period from July 1, 2001 through December 31, 2001, and $445,000 for the period from January 1, 2002 through December 31, 2002. The employment agreement provides that the Company may terminate Ms. Lifton's employment for cause or upon her death.

        The Company has an employment agreement, as amended, with Mark Ittner to serve as Senior Vice President of Finance. The term of the employment agreement extends through December 31, 2002 and may be extended, at the Company's option, to extend through December 31, 2004. In the event the employment agreement is not extended, the agreement provides for a severance payment to Mr. Ittner equal to six months of his annual compensation. The employment agreement provides for Mr. Ittner to receive an annual base salary of $290,000 for the period from January 1, 2001 through December 31, 2001, and $310,000 for the period January 1, 2002 to December 31, 2002. The employment agreement provides that the Company may terminate Mr. Ittner's employment only for cause or upon his death.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of September 1, 2001 with respect to the shares of Class A Common Stock and Class B Common Stock beneficially owned by (i) each director of the Company; (ii) each person known to the Company to be the beneficial owner of more than 5% of either class of Common Stock; (iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group. Except as may be indicated in the footnotes to the table, each of such persons has sole voting and investment power with respect to the shares owned, subject to applicable community property laws. The address of each person listed is in care of the Company, 10960 Wilshire Boulevard, Los Angeles, California 90024.

                                                                     Class A                       Class B
                                                                 Common Stock(1)               Common Stock(1)
                                                                 ---------------               ---------------
                                                             Number      Percent of        Number       Percent of
                                                               of           Class            of            Class
                                                             Shares         Owned          Shares          Owned
                                                             ------      ----------        ------       ----------
       Haim Saban(2)(3)..................................          --           --        15,840,000       100.0%
       Fox Broadcasting(2)(3)............................          --           --        15,840,000       100.0
       K. Rupert Murdoch(4)..............................          --           --        15,840,000       100.0
       Chase Carey(4)....................................          --           --        15,840,000       100.0
       Silverlight Enterprises, L.P.(2)(3)...............          --           --         4,165,425        26.3
       Allen & Co. Incorporated..........................     160,000        100.0%               --          --
       Mel Woods(5)......................................     161,637         50.3                --          --
       Matt Krane........................................          --           --                --          --
       Jeff Shell........................................          --           --                --          --
       Mark Ittner.......................................          --           --                --          --
       Stacy Lifton......................................          --           --                --          --
       All of the Company's executive
          officers and directors as a group (eight
          persons)..........................                  161,637         50.3%       15,840,000       100.0%

___________________
(1) Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by that person (and only that person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at September 1, 2001.

(2) Pursuant to Rule 13d-3 under the Exchange Act, Haim Saban and Fox Broadcasting may be deemed to beneficially own all shares of Class B Common Stock held by each of them, and by the other stockholders identified in the table, as the result of an agreement (the "Voting Agreement") pursuant to which Mr. Saban and Fox Broadcasting have the right to direct the voting of such shares with respect to all matters submitted to a vote of stockholders, including the election of directors of the Company. With regard to the election of directors, Fox Broadcasting has agreed to vote in favor of three nominees designated by Haim Saban and Haim Saban has agreed to vote in favor of three nominees designated by Fox Broadcasting. If either Haim Saban, together with the entities he controls, or Fox Broadcasting owns less than 2,640,000 shares of Class B Common Stock, then, at the option of the other, the Voting Agreement will terminate. As part of the Voting Agreement, both Mr. Saban and Fox Broadcasting have agreed to a standstill whereby neither of them will, without the consent of the other, among other things, (i) purchase, acquire, offer or agree to purchase or acquire any shares of capital stock or other voting securities of the Company; (ii) solicit stockholders for the approval of stockholder proposals; or (iii) otherwise act, alone or in concert with others, to assert or encourage any other person or entity in seeking to control the management, board of directors or policies of the Company or to propose or effect a business combination, restructuring, recapitalization, liquidation, dissolution or similar transaction. See "--Election of Directors; Change in Control." Upon the closing of the Disney Acquisition, the Voting Agreement will be terminated.

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

    Under agreements between Haim Saban and the other Saban Stockholders and FBSI, FBSI has the right and option, in certain circumstances, to acquire all of the shares of Class B Common Stock of the Company held by Mr. Saban and the other Saban Stockholders. In addition, Mr. Saban has the right and option to cause Fox Broadcasting to purchase all of such shares under certain circumstances. The purchase price formula under the options is based on the fair market value of the Company. On December 21, 2000, Mr. Saban exercised the option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, FBSI delivered notice to Mr. Saban, stating that it had exercised the Call Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement, to purchase such shares pursuant thereto. See Item 1, "Business--Recent Developments" and Item 13, "Certain Relationships and Related Transactions."

    As of September 1, 2001, the total number of shares of Class B Common Stock and the percentage of Class B Common Stock beneficially owned by Mr. Saban, the entities which he controls, and Fox Broadcasting over which each had sole investment power was as follows:

                                                                 Number        Aggregate
                                                                   of           Voting
                                                                 Shares          Power
                                                                 ------        ---------
    Haim Saban (through Alpha Family Trust, U/D/T dated May
     5, 1999)................................................    3,737,844            23.6%

    Haim Saban...............................................       15,058               *

    Cheryl Saban.............................................        1,673               *

    Silverlight Enterprises, L.P.............................    4,165,425            26.3

    Fox Broadcasting.........................................    7,920,000            50.0%

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

Changes of Control

        On July 23, 2001, Disney entered into the Disney Purchase Agreement with Fox Broadcasting, FBSI, Haim Saban and the other Saban Stockholders, Allen & Company Incorporated, News America Incorporated, and News Corp., pursuant to which Disney agreed to purchase for cash from FBSI, the Saban Stockholders and Allen & Company Incorporated all the outstanding shares of the Company's Class A Common Stock and Class B Common Stock. Upon the closing of the Disney Acquisition, Disney will acquire control of the Company through its ownership of all the Company's outstanding shares of common stock. The consummation of the Disney Acquisition is subject to certain conditions to closing set forth in the Disney Purchase Agreement. See Item 1, "Business--Recent Developments."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Reorganization

        The Company was incorporated in August 1996 under Delaware law. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of a controlling interest in IFE, (i) FBSI exchanged its capital stock in FCN Holding, which indirectly owns FCN, for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the Saban Stockholders exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in Fox Kids Worldwide, LLC ("the LLC") and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note"), which accrues interest at the rate of 10.427%. The payment of principal and interest under the Fox Subordinated Note are subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures.

        On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAI Bridge Note to News America Incorporated upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAI Bridge Note had a principal amount of $345.5 million. The NAI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the NAI Bridge Note accretes interest at a rate of approximately 10.427% per annum. In connection with the Offering, $215 million of the net proceeds was used to repay a portion of the NAI Bridge Note. The Company may repay the NAI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures. Approximately $145.9 million (including accreted interest) was outstanding under the NAI Bridge Note at June 30, 2001; however, no payments are due under the NAI Bridge Note until March 2008.

        As part of the formation of the LLC, Saban, the Saban Stockholders, Fox Broadcasting, FCN Holding, Inc. ("FCN Holding") and one of its subsidiaries entered into a Strategic Stockholders Agreement dated December 22, 1995, which provided, among other things, for restrictions on transfer of the stock held by the parties, certain voting rights between them, as well as the terms of the Reorganization. The parties to the Strategic Stockholders Agreement also agreed to provide Haim Saban and the Saban Stockholders and Fox Broadcasting certain registration rights. On August 1, 1997, the Strategic Stockholders Agreement was amended and restated (the "Amended and Restated Strategic Stockholders Agreement") to add provisions regarding voting between Fox Broadcasting and the Saban Stockholders. On June 26, 2000, the Amended and Restated Strategic Stockholders Agreement was amended as described below. See Item 10, "Directors and Executive Officers of the Registrant--Election of Directors; Change in Control."

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

        In connection with the formation of the LLC and pursuant to the Stock Ownership Agreement, the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately transferred the agreement to FBSI. The purchase price formula under the option is based on the fair market value of the Company. In addition, under the terms of the original Amended and Restated Strategic Stockholders Agreement, Haim Saban has the right and option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, exercisable upon the occurrence of certain events. In connection with the "Change of Control" provisions of the Indentures that govern the Company Notes, and the "Change of Control" provisions of the Amended Credit Facility, the exercise of FBSI's option to purchase the Class B Common Stock held by the Saban Stockholders, or the exercise by Haim Saban of his option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, does not constitute a "Change of Control."

        On December 21, 2000, Mr. Saban exercised the option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, FBSI delivered notice to Mr. Saban, stating that it had exercised the Call Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement, to purchase such shares pursuant thereto. See Item 1, "Business--Recent Developments."

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

        In November 1999, FKE issued 12,519,307 previously unissued shares (15.2%) for net proceeds of approximately $153.0 million in an initial public offering of its ordinary shares on the Official Market of Amsterdam Exchanges. The Company has accounted for the proceeds of the offering in accordance with SAB 51, "Accounting by the parent in consolidation for sale of stock in subsidiary." Accordingly, a pre-tax gain of $117.3 million was recorded in Fiscal 2000. The gain recorded represents the Company's portion of the excess net offering price per share of FKE's ordinary shares compared to the book carrying amount per share. Additionally, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE, or 9.1% of its ordinary shares, to Fox Broadcasting as settlement of the $100.0 million subscription agreement with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid $100 million in exchange for subscription rights for shares of non-voting Class B Common Stock. These shares were issued to the public on behalf of Fox Broadcasting, as a selling stockholder, in the initial public offering and the net proceeds from these shares were retained by Fox Broadcasting. A pre-tax gain of $78.6 million was recorded on the stock issuance to Fox Broadcasting in the fiscal year ended June 30, 2000.

        Effective as of January 1, 2001, the Company entered into a transponder lease agreement with a subsidiary of News Corp. The agreement calls for the subsidiary of News Corp. to pay a monthly lease payment to the Company through the end-of-life (as defined in the agreement) of the satellite.

     Certain Transactions Between the Company and the Fox Parties

        The Company, on the one hand, and News Corp. and the Fox Parties, on the other hand, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Fox Video to produce and/or distribute live action feature films and other family and children's programming for the home video market, both domestic and international; agreements with Twentieth Century Fox Film Corporation for the purchase of or licensing of certain library programming; agreements with Fox Broadcasting for barter advertising sales; agreements with certain of the Fox Parties with respect to programming on the Fox Family Channel; and agreements with certain of the Fox Parties with respect to owning and operating the Company's international channels. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 10 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements.

        The Company, on the one hand, and Liberty Media Corporation and its subsidiaries and affiliates, on the other hand, are engaged in a broad range of transactions in the ordinary course of business, including agreements with Encore Media for the sale of air time and agreements with Liberty Communications, Inc. and Netlink International for subscriber fees. Although the terms of these agreements were determined by negotiation and not by third parties or by competitive bid, the Company believes that the terms and conditions of these transactions are comparable to that which could have been obtained in transactions with unaffiliated parties. For a description of these transactions, see Note 10 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements.

     Transactions between Haim Saban, other Executive Officers and Saban

        From time to time, the Company has loaned and advanced funds and entered into certain agreements with its executive officers and directors. For a description of these loans, advances and agreements, see Note 10 of the Notes to Fox Family Worldwide, Inc. Consolidated Financial Statements.

     Certain Business Relationships

        During the fiscal year ended June 30, 2001, the Company paid Matt Krane, a director and Executive Vice President of the Company, approximately $145,000 in exchange for legal services provided to the Company by Mr. Krane, a sole practitioner.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

   1.   Financial Statements:

        Financial Statements are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1.

   2.   Schedules:

        Financial Statements schedules are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1 herein.

   3.   Exhibits (numbered in accordance with Item 601 of Regulation S-K):

   (a) The Exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit No.                                 Description
----------                                  -----------

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

 3.2            Amended and Restated Bylaws of the Registrant. (2)

 3.3            Certificate of Amendment of Corrected Restated Certificate of
                  Incorporation of the Registrant. (11)

 4.1            Senior Notes Indenture dated as of October 28, 1997 between Fox
                  Kids Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes. (2)

 4.2            Senior Discount Notes Indenture dated as of October 28, 1997 between Fox Kids Worldwide, Inc., as obligor, and The Bank of New York, as trustee, and form of Notes. (2)

10.1            Amended and Restated Strategic Stockholders Agreement dated as of August 1, 1997 by and among Haim Saban, certain entities listed on Schedule A thereto, Fox Broadcasting Company, Fox Broadcasting Sub, Inc., and Allen & Company Incorporated. (2)

10.2            Amendment to Amended and Restated Strategic Stockholders
                  Agreement, dated as of June 26, 2000. (12)

10.3            Form of Indemnification Agreement and Schedule of Indemnified
                  Parties. (12)

10.4            Employment Agreement dated as of December 22, 1995 between Fox
                  Kids Worldwide, L.L.C. and Haim Saban. (1) +

10.5            Employment Agreement dates as of April 1, 1999 by and among Fox
                  Family Management, L.L.C., Fox Family Worldwide, Inc. and Mel Woods. (7) +

10.6            Employment Agreement dated as of April 1, 1997 between Saban
                  Entertainment, Inc. and Mark Ittner. (6) +

10.7            Amendment No. 1 to Employment Agreement dated as of April 1,
                  1999 between Fox Family Worldwide, Inc. and Mark Ittner. (7) +

10.8            Amendment No. 2 to Employment Agreement dated as of January 1,
                  2000 between Fox Family Worldwide, Inc. and Mark Ittner. (12)
                  +

10.9            Employment Agreement dated as of February 3, 1997 between Fox
                  Family Worldwide, Inc. and Stacy Lifton, as amended on January 1, 1998, September 9, 1998, May 24, 1999, June 4, 2000, June
                  19, 2000, and May 16, 2001. +

10.10           Operating Agreement for Fox Kids Worldwide, L.L.C., dated as of
                  December 22, 1995, by and among Saban Entertainment, Inc., FCN Holding, Inc. and Fox Broadcasting Company. (1)

10.11           Amendment No. 1 to Operating Agreement dated as of September 26,
                  1996, by and among Saban Entertainment, Inc., FCN Holding, Inc. and Fox Broadcasting Company. (1)

Exhibit No.                                 Description
----------                                  -----------

10.12           Amendment No. 2 to Operating Agreement dated as of July 31, 1997 by and among Saban Entertainment, Inc., FCN Holding, Inc., Fox Broadcasting Company and Fox Kids Worldwide, Inc. (2)

10.13           Management Agreement dated as of December 22, 1995 by and among
                  Fox Kids Worldwide, L.L.C., Saban Entertainment, Inc. and FCNH Sub, Inc. (1)

10.14           Stock Ownership Agreement dated as of December 22, 1995 by and among Haim Saban, certain entities listed on Schedule 1.1(a) thereto and Fox Kids Worldwide, L.L.C. (2)

10.15           Amendment No. 1 to Stock Ownership Agreement dated as of
                  September 26, 1996 by and among Haim Saban, certain entities listed on Schedule "A" thereto, Fox Broadcasting Sub, Inc., and Fox Broadcasting Company. (2)

10.16           Home Video Rights Acquisition Agreement dated as of August 8,
                  1996 among Saban Entertainment, Inc., Ventura Film Distributors, B.V. and Twentieth Century Fox Home Entertainment. (3) (8)

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

10.20           Guarantee dated as of December 22, 1995 by The News Corporation
                  Limited. (2)

10.21           10960 Wilshire Boulevard Office Lease dated as of July 17, 1995 between 10960 Property Corporation and Saban Entertainment, Inc. (2)

10.22           First Amendment to 10960 Wilshire Boulevard Lease dated as of
                  August 1, 1997. (2)

10.23           Second Amendment to 10960 Wilshire Boulevard Lease dated as of
                  December 21, 1997. (12)

10.24           Third Amendment to 10960 Wilshire Boulevard Lease dated as of
                  November 1, 1999.

10.25           Fourth Amendment to 10960 Wilshire Boulevard Lease dated as of
                  December 18, 2000.

10.26           Guaranty of Lease by The News Corporation Limited and News
                  Publishing Australia Limited in favor of Beacon Properties, L.P., dated as of August 1, 1997. (2)

10.27           Second Amendment to Guarantee of Lease by The News Corporation
                  Limited and News Publishing Australia Limited in favor of EOP-10960 Wilshire, LLC (successor in interest to Beacon Properties, L.P.), dated as of July 26, 2000. (12)

10.28           Production Facility Agreements dated as of June 7, 1994 and
                  January 5, 1994 between Magic Movie Studios of Valencia, Ltd. And Saban Entertainment, Inc. (2)

10.29           Letter Amendment dated June 10, 1998 between Valencia Studios
                  West (successor in interest to Magic Movie Studios of Valencia) and Saban Entertainment, Inc., to the Production Facility Agreement dated January 5, 1994. (12)

10.30           Second Addendum to Production Facility Agreement dated January
                  5, 1994 by and between Magic Movie Studios of Valencia, Ltd. and Saban Entertainment, Inc., executed on December 2, 1999.
                  (12)

10.31           Second Amended and Restated Credit Agreement dated as of October
                  28, 1997 among FCN Holding, Inc., International Family Entertainment, Inc. and Saban Entertainment, Inc. as Borrowers, and Fox Kids Holdings, LLC, as Guarantor, and the initial lenders named therein, as Initial Lenders, and Citicorp U.S.A., Inc. as Administrative Agent, and Citicorp Securities, Inc. and Bank Boston, N.A., as Co-Arrangers. (3)

10.32           Letter Amendment No. 1 to the Second Amended and Restated Credit
                  Agreement dated as of November 18, 1997. (3)

10.33           Letter Amendment No. 2 to the Second Amended and Restated Credit
                  Agreement dated as of April 16, 1998. (5)

10.34           Letter Amendment and Waiver No. 3 to the Loan Documents dated as of June 29, 1998. (6)

10.35           Letter Amendment and Waiver No. 4 to the Second Amended and
                  Restated Credit Agreement dated as of May 26, 1999. (9)

10.36           Amendment and Waiver No. 5 to the Second Amended and Restated
                  Credit Agreement dated as of October 26, 1999. (10)

10.37           Letter Amendment No. 6 to the Second Amended and Restated Credit
                  Agreement dated as of October 26, 1999. (10)

10.38           Letter Amendment No. 7 to the Second Amended and Restated Credit
                  Agreement dated as of July 20, 2001.

Exhibit No.                                 Description
----------                                  -----------

10.39           Letter Amendment and Consent No. 8 to the Second Amended and
                  Restated Credit Agreement dated as of August 15, 2001.

10.40           Amended and Restated Subordinated Note Agreement dated as of May
                  19, 1998 by and among Fox Broadcasting Company, as lender, Fox Family Worldwide, Inc., f/k/a Fox Kids Worldwide, Inc., as borrower, and Citicorp USA, Inc., as the Senior Representative for the Senior Creditors. (6)

10.41           Amended and Restated Subordinated Note Agreement dated as of May
                  19, 1998 by and among Fox Family Worldwide, Inc. f/k/a Fox Kids Worldwide, Inc., as borrower, News America Incorporated f/k/a News American Holdings Incorporated, as lender, and Citicorp USA, Inc., as the Senior Representative for the Senior Creditors (6)

10.42           Subordinated Note dated as of June 28, 1999 between Fox Family
                  Worldwide, Inc., as borrower, and Fox Broadcasting Company, as Subordinated Lender. (9)

10.43           Subordinated Note dated as of September 27, 1999 between Fox
                  Family Worldwide, Inc., as borrower, and Fox Broadcasting Company, as Subordinated Lender. (12)

10.44           Funding Agreement dated as of June 11, 1997 by and among The
                  News Corporation Limited, News Publishing Australia Limited and Fox Kids Worldwide, Inc. (2)

10.45           Guaranty dated as of June 11, 1997 by The News Corporation
                  Limited in favor of International Family Entertainment, Inc.
                  (2)

10.46           Distribution Agreement dated as of August 21, 1992, as amended, between Saban International N.V. and Saban International Services, Inc. on the one hand and Toei Company Ltd. (2) (8)

10.47           Memorandum of Agreement dated as of January 19, 1996 between
                  Saban Merchandising, Inc. and Ventura Film Distributors, B.V. on the one hand and Bandai America Incorporated, on the other hand. (2) (8)

10.48           Letter Agreement dated as of January 1, 1995 between Saban
                  International, N.V. and Duveen Trading Ltd. (2)

10.49           Agreement Re Registration Rights dated as of August 1, 1997 by and among Saban Entertainment, Inc., Haim Saban, certain entities listed on Schedule A to the Saban/Fox Registration Agreement, Fox Broadcasting Company, FCN Holding, Inc., Fox Kids Worldwide, Inc., Liberty Media Corporation and Liberty IFE, Inc. (2)

10.50           Amendment to Affiliation Agreement dated June 11, 1997, between
                  International Family Entertainment, Inc. and Satellite Services, Inc. (Filed as exhibit 99.4.1 to International Family Entertainment's Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference.) (3) (8)

10.51           Letter of Amendment dated as of May 16, 1996, amending the
                  International Family Entertainment, Inc. Family Channel Affiliation Agreement dated as of December 28, 1989, between Satellite Services, Inc. and International Family Entertainment, Inc. (Filed as Exhibit 10.28 to International Family Entertainment's Annual Report of Form 10-K/A for the year ended December 31, 1996, and incorporated herein by reference.) (3) (8)

10.52           Program Time Agreement dated as of January 5, 1990, between The
                  Christian Broadcasting Network, Inc. and International Family Entertainment, Inc. and Amendment No. 1 to Program Time Agreement dated as of June 11, 1997. (3)

10.53           International Family Entertainment, Inc. Family Channel
                  Affiliation Agreement, dated as of December 28, 1989, between Satellite Services, Inc. and International Family Entertainment, Inc. (Filed as Exhibit 10.8 to International Family Entertainment's Registration Statement on Form S-1 (NO. 33-45967), and incorporated herein by reference.) (3) (8)

10.54           Amendment, dated as of January 1, 1994, amending the
                  International Family Entertainment, Inc. Family Channel Affiliation Agreement, dated as of December 28, 1989, between Satellite Services, Inc. and International Family Entertainment Inc. (3)

10.55           Registration Rights Agreement dated August 1, 1997 by and among
                  Fox Kids Worldwide, Inc., Liberty Media Corporation and Liberty IFE, Inc. (2)

10.56           Galaxy V Transponder Purchase Agreement, dated as of January 23,
                  1992, between Hughes Communications Galaxy, Inc. and International Family Entertainment, Inc. (Filed as Exhibit
                  10.8 to International Family Entertainment's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.) (3) (8)

10.57           GE C-3/C-4 Satellite Transponder Sales Agreement dated as of
                  July 7, 1989 between GE American Communications and The Christian Broadcasting Network Inc. (Filed as an exhibit to International Family Entertainment's Registration Statement on Form S-1 (No. 33-45967), and incorporated herein by reference.) (3) (8)

Exhibit No.                                 Description
----------                                  -----------

10.58           C-3/C-4 Satellite Transponder Sales Agreement Amendment Number
                  One dated as of December 15, 1989, between GE American Communications, Inc. and the Christian Broadcasting Network, Inc. (3)

10.59           C-3/C-4 Satellite Transponder Sales Agreement Amendment Number
                  Two dated as of December 15, 1989, between GE American Communications, Inc. and the Christian Broadcasting Network, Inc. (3)

10.60           Letter of Amendment dated September 30, 1991, re: C-3/C-4
                  Satellite Transponder Sales Agreement by and between GE American Communications, Inc. and The Christian Broadcasting Network, Inc. as predecessor in interest to International Family Entertainment, Inc. (3)

10.61           C-3/C-4 Satellite Transponder Sales Agreement Amendment Number
                  Four dated as of November 24, 1992 by and between GE American Communications, Inc. and International Family Entertainment, Inc. License Agreement dated as of June 26, 1998 among Twentieth Century Fox Film Corporation and MTM Holding Company, Inc., MTM Enterprises, Inc. and certain of their respective subsidiaries. (3)

10.62           Transponder Lease Agreement dated as of March 19, 2001 by and between International Family Entertainment, Inc. and ARC Holdings, Ltd. (Portions of exhibit deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality.)

12.1            Ratio of Earnings (Deficiency) to Fixed Charges.

21.1            Subsidiaries of the Registrant.

______________
    (1) Previously filed as an exhibit to the Registrant's Form S-1 on September 27, 1996
    (2) Previously filed as an exhibit to the Registrant's Amendment No. 1 to Form S-1 on January 26, 1998
    (3) Previously filed as an exhibit to the Registrant's Amendment No. 2 to Form S-1 on February 20, 1998
    (4) Previously filed as an exhibit to the Registrant's Amendment No. 4 to Form S-4 on March 25, 1998
    (5) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998
    (6) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998
    (7) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999
    (8) Portions of exhibits deleted and granted confidential treatment by the Securities and Exchange Commission pursuant to a request for confidentiality.
    (9) Previously filed as an exhibit to the Registrant's Annual Report on form 10-K for the year ended June 30, 1999.
   (10) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.
   (11) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
   (12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000.


+ Denotes employment contract.

       (b)   Reports on Form 8-K

       No current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

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

Dated:  September 28, 2001

                                        FOX FAMILY WORLDWIDE, INC.

                                              /s/ Mel Woods
                                        --------------------------------------
                                              MEL WOODS
                                        President, Chief Operating Officer and
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated:

  Signature                                     Title                               Date
  /s/ Haim Saban                     Chairman of the Board and Chief           September 28, 2001
------------------------
  HAIM SABAN                         Executive Officer (Principal
                                        Executive Officer)


  /s/ Mel Woods                      President, Chief Operating                September 28, 2001
------------------------
  MEL WOODS                          Officer, Chief Financial Officer
                                        and Director (Principal Financial
                                        Officer)


  /s/ Mark Ittner                    Senior Vice President of Finance          September 28, 2001
------------------------
  MARK ITTNER                           and Chief Accounting Officer
                                        (Principal Accounting Officer)


  /s/ Matt Krane                     Director and Executive                    September 28, 2001
------------------------
  MATT KRANE                            Vice President


  /s/ K. Rupert Murdoch              Director                                  September 28, 2001
------------------------
  K. RUPERT MURDOCH


  /s/ Chase Carey                    Director                                  September 28, 2001
------------------------
  CHASE CAREY


  /s/ Jeff Shell                     Director                                  September 28, 2001
------------------------
  JEFF SHELL

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Fox Family Worldwide, Inc.
     Report of Independent Public Accountants..........................................................  F-2
     Consolidated Balance Sheets as of June 30, 2000 and 2001..........................................  F-3
     Consolidated Statements of Operations for each of the three years in the period ended June 30, 2001............................................................  F-4
     Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss)
          for each of the three years in the period ended June 30, 2001................................  F-5
     Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2001............................................................  F-6
     Notes to Consolidated Financial Statements........................................................  F-8

Financial Statement Schedules:
     Report of Independent Public Accountants..........................................................  S-1
     Schedule I:  Condensed Financial Information of the Registrant....................................  S-2
     Schedule II:  Valuation and Qualifying Accounts and Reserves......................................  S-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

     We have audited the accompanying consolidated balance sheets of Fox Family Worldwide, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
September 17, 2001

                          FOX FAMILY WORLDWIDE, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                                                    June 30, 2000    June 30, 2001
                                                                                                  ---------------   --------------
Assets:
Cash and cash equivalents.......................................................................     $   89,674        $   86,327
Restricted cash.................................................................................          8,215             8,225
Accounts receivable, net of allowance for doubtful accounts of $4,688 and $5,321 at
     June 30, 2000 and 2001, respectively.......................................................        143,817           149,540
Amounts receivable from related parties, net....................................................         56,753           140,039
Programming costs, net..........................................................................        671,443           710,101
Property and equipment, net.....................................................................         51,874            48,693
Deferred income taxes...........................................................................             --             3,228
Intangible assets, net..........................................................................      1,481,189         1,440,667
Other assets, net...............................................................................         51,297            35,076
                                                                                                   ------------------------------
  Total assets..................................................................................     $2,554,262        $2,621,896
                                                                                                   ==============================

Liabilities and stockholders' deficit:
Accounts payable................................................................................     $   57,773        $   59,402
Accrued liabilities.............................................................................         96,959            94,367
Accrued programming costs.......................................................................        153,765           151,495
Deferred revenues...............................................................................         36,534            36,105
Accrued participations..........................................................................         54,073            55,878
Deferred income taxes...........................................................................         14,888            17,591
Bank and other debt.............................................................................      1,744,134         1,868,547
Amounts payable to related parties, net.........................................................         21,243            22,672
                                                                                                   ------------------------------
  Total liabilities.............................................................................      2,179,369         2,306,057
                                                                                                   ------------------------------

Commitments and contingencies
Series A Mandatorily Redeemable Preferred Stock, $0.001 par value; 500,000 shares authorized;
  345,000 shares issued and outstanding ($1,000 per share liquidation value)....................        345,000           345,000
                                                                                                   ------------------------------
Minority interest...............................................................................         54,236            53,744
                                                                                                   ------------------------------

Stockholders' deficit:
  Preferred Stock, $0.001 par value; 2,000,000 shares authorized, of which 500,000 shares are
    designated as Series A Preferred Stock; no shares issued or outstanding.....................             --                --
  Class A Common Stock, $0.001 par value; 2,000,000 shares authorized, 160,000 shares
    issued and outstanding at June 30, 2000 and 2001, respectively..............................             --                --
  Class B Common Stock, $0.001 par value; 16,000,000 shares authorized, 15,840,000 shares
    issued and outstanding at June 30, 2000 and 2001, respectively..............................             16                16
  Contributed capital...........................................................................         78,671            78,671
  Accumulated other comprehensive loss..........................................................         (6,683)           (8,468)
  Deficit.......................................................................................        (96,347)         (153,124)
                                                                                                   ------------------------------
  Total stockholders' deficit...................................................................        (24,343)          (82,905)
                                                                                                   ------------------------------
  Total liabilities and stockholders' deficit...................................................     $2,554,262        $2,621,896
                                                                                                   ==============================

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                (in thousands)

                                                                      Years Ended June 30,
                                                     ----------------------------------------------------
                                                        1999               2000                 2001
                                                     ------------     --------------       --------------
Revenues...........................................      $635,273           $641,876            $ 724,221
                                                     ------------     --------------       --------------

Costs and expenses:
  Production and programming.......................       302,232            270,549              311,309
  Selling, general and administrative..............       173,245            209,477              216,566
  Depreciation.....................................        10,083             10,883               11,582
  Amortization of intangibles......................        40,434             40,522               40,522
                                                     ------------     --------------       --------------
                                                          525,994            531,431              579,979
                                                     ------------     --------------       --------------

                                                          109,279            110,445              144,242
Operating income...................................

Equity in loss (earnings) of affiliates............         5,088              1,609               (1,559)
Minority interest share of losses..................          (444)            (2,184)                (491)
Other income, net..................................           (62)                --                   --
Interest expense, net..............................       169,107            168,415              172,018
Gain on issuance of subsidiary stock:
  Staff Accounting Bulletin No. 51 gain............            --            117,316                   --
  Gain on issuance of subsidiary stock.............            --             78,623                   --
                                                     ------------     --------------       --------------
Income (loss) before provision for income taxes....       (64,410)           138,544              (25,726)
Provision for income taxes.........................         1,989             77,159                   --
                                                     ------------     --------------       --------------
Net income (loss)..................................      $(66,399)          $ 61,385            $ (25,726)
                                                     ============     ==============       ==============


                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        AND COMPREHENSIVE INCOME (LOSS)
                                (in thousands)

                                 Series A      Class A and Class B               Accumulated
                             Preferred Stock      Common Stock                      Other
                             ----------------     ------------      Contributed Comprehensive                         Comprehensive
                             Shares    Amount   Shares      Amount    Capital       Loss         Deficit     Total    Income (Loss)
                             ------    ------   ------      ------    -------       ----         -------     -----    -------------
Balance at June 30, 1998         --    $   --    16,000    $     16 $    60,731 $      (1,201) $  (29,150) $  30,396
 Dividends on Series A
  Mandatorily Redeemable
  Preferred Stock...........     --        --        --          --          --            --     (31,048)   (31,048)
 Exchange loss on
  translation of foreign
  subsidiaries' financial
  statements................     --        --        --          --          --          (692)         --       (692) $        (692)
 Net loss...................     --        --        --          --          --            --     (66,399)   (66,399)       (66,399)
                             ------    ------  --------    -------- ----------- -------------  ----------  ---------  -------------
Balance at June 30, 1999         --        --    16,000          16      60,731        (1,893)   (126,597)   (67,743) $     (67,091)
                                                                                                                      =============
 Dividends on Series A
  Mandatorily Redeemable
  Preferred Stock...........     --        --        --          --          --            --     (31,135)   (31,135)
 Capital contribution by
  related party in formation
  of an unconsolidated
  affiliate.................     --        --        --          --      17,940            --          --     17,940
 Exchange loss on
  translation of foreign
  subsidiaries' financial
  statements................     --        --        --          --          --        (4,790)         --     (4,790) $      (4,790)
 Net income.................     --        --        --          --          --            --      61,385     61,385         61,385
                             ------    ------  --------    -------- ----------- -------------  ----------  ---------  -------------
Balance at June 30, 2000         --        --    16,000          16      78,671        (6,683)    (96,347)   (24,343) $      56,595
                                                                                                                      =============
 Dividends on Series A
  Mandatorily Redeemable
  Preferred Stock...........     --        --        --          --          --            --     (31,051)   (31,051)
 Exchange loss on
  translation of foreign
  subsidiaries' financial
  statements................     --        --        --          --          --        (1,785)         --     (1,785) $      (1,785)
 Net loss...................     --        --        --          --          --            --     (25,726)   (25,726)       (25,726)
                             ------    ------  --------    -------- ----------- -------------  ----------  ---------  -------------
Balance at June 30, 2001         --    $   --    16,000    $     16 $    78,671 $      (8,468) $ (153,124) $ (82,905) $     (27,511)
                             ======    ======  ========    ======== =========== =============  ==========  =========  =============

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                                     Years Ended June 30,
                                                                                            -------------------------------------
                                                                                               1999          2000         2001
                                                                                            ----------    ----------   ----------
Operating activities:
Net income (loss)........................................................................   $  (66,399)   $   61,385   $  (25,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Amortization of programming costs......................................................      277,808       223,060      266,219
  Depreciation...........................................................................       10,083        10,883       11,582
  Amortization of intangibles............................................................       40,434        40,522       40,522
  Amortization of debt issuance costs....................................................        3,253         3,250        3,269
  Reduction of goodwill due to realization of tax benefits...............................           --        18,141           --
  Equity in loss (earnings) of affiliates................................................        5,088         1,609       (1,559)
  Minority interest in share of losses...................................................         (444)       (2,184)        (491)
  Non-cash interest expense..............................................................       66,746        79,983       94,002
  Gain on issuance of subsidiary stock...................................................           --      (195,939)          --
  Changes in operating assets and liabilities:
   Restricted cash.......................................................................         (204)          (11)         (10)
   Accounts receivable...................................................................      (12,997)        1,233       (5,723)
   Amounts receivable from related parties...............................................       44,043       (22,753)     (83,286)
   Other assets..........................................................................        5,143        16,425       12,161
   Accounts payable and accrued liabilities..............................................      (42,500)       11,931         (963)
   Accrued programming costs.............................................................       29,076        66,124       (2,270)
   Deferred revenue......................................................................      (15,204)      (22,780)        (429)
   Accrued participations................................................................      (13,741)       15,213        1,805
   Deferred income taxes, net............................................................           --        32,969         (525)
                                                                                            ----------    ----------   ----------
          Net cash provided by operating activities......................................      330,185       339,061      308,578
                                                                                            ----------    ----------   ----------
Investing activities:
Purchase of property and equipment.......................................................      (11,394)       (8,256)     (11,449)
Additions to production and programming costs............................................     (358,399)     (352,689)    (301,829)
Intangible assets........................................................................       14,000            --           --
Other....................................................................................       (4,279)       (1,747)         564
                                                                                            ----------    ----------   ----------
          Net cash used in investing activities..........................................     (360,072)     (362,692)    (312,714)
                                                                                            ----------    ----------   ----------
Financing activities:
Proceeds from bank borrowings............................................................       25,622        36,073       31,734
Payments on bank borrowings..............................................................     (137,296)     (112,969)      (1,054)
Dividends on Preferred Stock.............................................................      (31,048)      (31,135)     (31,051)
Proceeds on Fox Kids Europe N.V. public offering, net....................................           --       152,963           --
Cost accrued for Fox Kids Europe N.V. public offering....................................           --           915           --
Paydown on NAI Bridge loan...............................................................         (267)         (268)        (269)
Proceeds from Fox Subordinated Debt......................................................       25,000        15,000           --
Advances from related parties............................................................      112,421         5,868        1,429
                                                                                            ----------    ----------   ----------
          Net cash provided by (used in) financing activities............................       (5,568)       66,447          789
                                                                                            ----------    ----------   ----------
Increase (decrease) in cash and cash equivalents.........................................      (35,455)       42,816       (3,347)
Cash and cash equivalents at beginning of year...........................................       82,313        46,858       89,674
                                                                                            ----------    ----------   ----------
Cash and cash equivalents at end of year.................................................   $   46,858    $   89,674   $   86,327
                                                                                            ==========    ==========   ==========
Supplemental disclosure of cash flow information
  Cash paid during the year for:
   Interest (net of amounts capitalized).................................................   $   86,874    $   80,646   $   73,037
                                                                                            ==========    ==========   ==========
   Income taxes..........................................................................   $    2,296    $    2,178   $    3,628
                                                                                            ==========    ==========   ==========

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

                          FOX FAMILY WORLDWIDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

1. Basis of Financial Statement Presentation and Organization

     Fox Family Worldwide, Inc. ("Fox Family Worldwide" or the "Company") is an integrated global family and children's entertainment company that produces, broadcasts and distributes live-action and animated family and children's television programming. The Company's principal operations comprise (i) International Family Entertainment, Inc. ("IFE"), which operates the Fox Family Channel, one of the top 10 most widely distributed cable television networks in the United States and one which provides family-oriented entertainment programming reaching approximately 96% of all cable and satellite television households, (ii) the Fox Kids Network, one of the leading children's (ages 2-11) oriented broadcast television networks in the United States, and (iii) the Fox Kids International Networks, including Fox Kids Europe, N.V. ("FKE") and Fox Kids Latin America, Inc. ("FKLA"), a growing portfolio of Fox Kids branded cable and direct-to-home ("DTH") satellite channels reaching approximately 34.5 million households operating in approximately 73 countries and 16 languages worldwide. The Company's production and distribution operations include Saban Entertainment, Inc. ("Saban"), whose library of approximately 6,500 half-hours of completed and in-production children's programming is among the largest in the world (the "Fox Family Kids Library"), and certain other subsidiaries. By combining a widely distributed cable platform, a top-rated broadcast network, one of the world's largest children's programming libraries, and the Fox Kids branded international channels, the Company has the ability to manage family and children's properties and brands from their creation through production, distribution and the merchandising of related consumer products.

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

     The financial statements of the Company as of and for the years ended June 30, 1999, 2000 and 2001 reflect the consolidated financial statements of Fox Family Worldwide and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented an unclassified consolidated balance sheet.

  The Reorganization

     The Company was incorporated in August 1996 under Delaware law as a holding company of FCN Holding, Inc. ("FCN Holding") and Saban. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997, in connection with the Company's acquisition of IFE (see Note 3), (i) a wholly owned indirect subsidiary of Fox Broadcasting Company ("Fox Broadcasting"), exchanged its capital stock in FCN Holding, which indirectly owns Fox Children's Network, Inc. ("FCN") for 7,920,000 shares of Class B Common Stock of the Company, (ii) the other stockholder of FCN Holding exchanged its capital stock in FCN Holding for an aggregate of 160,000 shares of Class A Common Stock of the Company, (iii) Haim Saban and the other former stockholders of Saban (together, the "Saban Stockholders") exchanged their capital stock of Saban for an aggregate of 7,920,000 shares of Class B Common Stock of the Company, and (iv) all outstanding management options to purchase Saban capital stock became options to purchase an aggregate of 646,548 shares of Class A Common Stock of the Company (together, the "Reorganization"). In addition, Fox Broadcasting exchanged its preferred, non-voting interest in Fox Kids Worldwide, L.L.C. (the "LLC") and its $50 million contingent note receivable from the LLC for a new subordinated pay-in-kind note (the "Fox Subordinated Note") from the Company, which accrues interest at the rate of 10.427%.

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

     As part of the Amended and Restated Strategic Stockholders Agreement, Haim Saban agreed with Fox Broadcasting Sub, Inc. ("FBSI"), a wholly owned indirect subsidiary of Fox Broadcasting, as follows: if the Company is unable to meet its obligations (i) to pay any dividend under the terms of the Series A Mandatorily Redeemable Preferred Stock or to redeem the Series A Mandatorily Redeemable Preferred Stock, (ii) under its lease of 10960 Wilshire Boulevard, Los Angeles, California, or any obligation guaranteed by The News Corporation Limited ("News Corp."), or (iii) under the Funding Agreement among News Corp., News Publishing Australia Limited ("NPAL"), a wholly owned subsidiary of News Corp., and the Company (the "Funding Agreement"), and either News Corp. or NPAL provides funds to the Company, the advance will be treated as a loan, or if Citibank, in its sole discretion as administrative agent under the Amended Credit Facility, determines it is unacceptable to treat the advance as a loan, the advance will be treated as preferred stock. To the extent the advance is treated as a loan and the amount exceeds $50,000,000, if the advance is not repaid after 18 months (or 12 months for all advances after the third anniversary of the agreement), all or any portion of the advance in excess of $50,000,000 may be converted into shares of Class B Common Stock. If FBSI elects to convert any portion of the advance into Class B Common Stock, Haim Saban will have the right to purchase from Fox Broadcasting up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. If instead, the advance is treated as preferred stock, the first $50,000,000 of the advance shall be applied to the issuance of shares of Series B Preferred Stock, and the remainder of the advance shall be applied to the issuance of Series C Convertible Preferred Stock, which is convertible into Class B Common Stock at the election of the holder. Each of the Series B and Series C Preferred Stock will have a liquidation preference equal to its issue price of $100,000 per share. The Series B and Series C Preferred Stock will be entitled to dividends at an annual rate of 11.7% of its liquidation value. If Fox Broadcasting elects to convert the Series C Convertible Preferred Stock into Class B Common Stock, Haim Saban will have the right to purchase up to 50% of the number of shares of Class B Common Stock issued pursuant to the conversion. Notwithstanding the agreements, News Corp. has no obligation to make any advances, and the Company has no obligation to accept any amounts from News Corp.

     In connection with the formation of the LLC and pursuant to a Stock Ownership Agreement dated December 22, 1995, as amended (the "Stock Ownership Agreement") the LLC was granted an option to purchase, upon the occurrence of certain events, all of the Class B Common Stock held by the Saban Stockholders, and any of their transferees. The purchase price formula under the option is based on the fair market value of the Company. In September 1996 the LLC distributed the Stock Ownership Agreement to FCN Holding, which immediately distributed that agreement to FBSI.

     In addition, under the terms of the original Amended and Restated Strategic Stockholders Agreement, Haim Saban has the right and option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, which option may be exercised by Haim Saban upon the occurrence of certain events. In connection with the "Change of Control" provisions of the Indentures that govern the Notes, and the "Change of Control" provisions of the Amended Credit Facility, the exercise of FBSI's option to purchase the Class B Common Stock held by the Saban Stockholders, or the exercise by Haim Saban of his option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders, would not constitute a "Change of Control."

     On December 21, 2000, Mr. Saban exercised the option to cause Fox Broadcasting to purchase all of the Class B Common Stock held by the Saban Stockholders in accordance with the terms of the Amended and Restated Strategic Stockholders Agreement. On January 17, 2001, FBSI delivered notice to Mr. Saban, stating that it had exercised the Call

Option (as defined in the Stock Ownership Agreement) under the Stock Ownership Agreement, to purchase such shares pursuant thereto. (See Note 14 - Subsequent Event.)

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

2.  Summary of Significant Accounting Policies

 Principles of Consolidation

     The consolidated financial statements for the years ended June 30, 1999, 2000 and 2001 include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The accounts of certain foreign subsidiaries were consolidated as of May 31 due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in June 1999, 2000 and 2001 that materially affected the Company's consolidated financial position or results of operations. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

 Revenue Recognition

     Revenue from television, music, and merchandising lease agreements, which provide for the receipt by the Company of nonrefundable guaranteed amounts, is recognized when the lease period begins, collectibility is reasonably assured and the product is available pursuant to the terms of the lease agreement. Amounts in excess of minimum guarantees under these lease agreements are recognized when earned. Amounts received in advance of recognition of revenue are recorded as deferred revenues. Advertising revenue is recognized as earned in the period in which the advertising commercials are telecast. The Company generally provides advertisers with guaranteed ratings in connection with its domestic network broadcasts. Revenue is recorded net of estimated shortfalls, which are settled either by additional advertising time ("make goods") or cash refunds to the advertiser. Subscriber revenue is recognized based upon the reported level of subscribers.

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

     The Company leases its product to distributors and broadcasters and sells advertising time throughout the world. The Company performs periodic credit evaluations of its customers' condition and generally does not require collateral. Generally, payment is received in full or in part prior to the Company's release of product to such distributors and broadcasters. At June 30, 2000 and June 30, 2001, substantially all of the Company's trade receivables were from customers in the entertainment or broadcast industries or from advertising agencies. Receivables generally are due within 30 days. Credit losses relating to customers in the entertainment and broadcast industries or advertising agencies consistently have been within management's expectations.

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

 Property and Equipment, net

     Property and equipment are stated at cost less accumulated depreciation and amortization. Property and equipment acquired as part of the acquisition of IFE is stated at estimated fair market value at the date of purchase. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to eight years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is included in operating income (loss). The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

  Intangible Assets, net

     The intangible assets resulting from the acquisition of IFE are amortized over an estimated useful life of 40 years using the straight-line method. Management continuously monitors and evaluates the realizability of existing assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of existing assets, their carrying value is compared to management's best estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. Management also considers events or changes in circumstances, such as changes in the number of subscribers, which indicates that assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. Estimated fair value will be based on either reliably determined third-party valuations, if available, or discounted cash flows. When discounting cash flows, a discount rate will be selected which will be commensurate with the risk involved as it relates to IFE. As of June 30, 2001, there are no indications of impairment as it relates to the intangible assets.

     Accumulated amortization of intangibles as of June 30, 2000 and 2001 was $118,513,000 and $159,035,000, respectively. For the year ended June 30, 2000, intangible assets related to the IFE acquisition were reduced by $18,141,000 due to the utilization of certain tax assets not benefited at the acquisition date.

 Debt Issuance Costs

     Included within other assets, net, are debt issuance costs and deferred loan fees incurred in connection with the issuance of the Senior Notes, the Senior Discount Notes and the Amended Credit Facility (see Note 6). Such costs and fees are being amortized over the term of the debt using the straight-line method, which approximates the effective interest method. Accumulated amortization of debt issuance costs and deferred loan fees was $8,956,000 and $12,225,000 as of June 30, 2000 and 2001, respectively.

 Foreign Currency Translation and Cumulative Adjustment

     Saban International N.V. (SINV), which is deemed to be a wholly-owned subsidiary of the Company, uses the U.S. dollar as its functional currency. All other foreign subsidiaries of the Company use local currency as their functional currency. Assets and liabilities are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated into U.S. dollars based generally on the average rates prevailing during the period.

     Gains and losses arising from foreign currency transactions are included in determining net income (loss) for the period. The aggregate transaction losses for the years ended June 30, 1999, 2000 and 2001, were $1,596,000, $5,575,000 and $4,584,000, respectively, and are generally netted against the related revenues.

     The cumulative translation adjustment included in accumulated other comprehensive loss in stockholders' deficit represents the Company's net unrealized exchange losses on the translation of foreign subsidiaries' financial statements.

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including amortization of programming costs. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by such periodic adjustments in amortization.

 Stock-Based Compensation

     The Company accounts for its stock compensation arrangements with employees under the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or allows entities to continue to apply the provisions of APB No. 25 and provide pro forma disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see Note
12).

 Reclassifications

     Certain reclassifications have been made to prior years' financial statements to conform with fiscal 2001 presentation.

 New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules resulted in some changes as to how the filmed entertainment industry classifies its revenue, particularly relating to distribution arrangements for third-party and co-financed joint ventures product, but it does not result in any changes to net income. The Company adopted SAB 101 during the first quarter of fiscal 2001. SAB 101 has had no material effect on the Company's consolidated financial statements.

     In January 2000, EITF 99-17, "Accounting for Advertising Barter Transactions" was issued. EITF 99-17 requires that revenues and expenses related to advertising barter transactions be recognized at fair value only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. This EITF has had no material impact on the financial position or operating results of the Company.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 133 was subsequently amended by SFAS No. 137, which had the effect of deferring the date of its effectiveness. In March 2000, SFAS No. 133 was also amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities - An Amendment to FASB Statement No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 and 138 are effective for fiscal periods beginning after June 15, 2000. The Company adopted SFAS No. 133 and 138 as of July 1, 2000, which had no material effect on the consolidated financial statements.

     In June 2000, the FASB issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No.
53. The companies that were previously subject to the requirements of SFAS No. 53 are now required to follow the guidance of Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), issued by the American Institute of Certified Public Accountants. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's existing policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development costs for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which currently is required under the existing accounting standard. The Company will also be required to classify film additions to operating activities in the statements of cash flow as opposed to the Company's current policy of including these as investing activities. SOP 00-2 is effective for financial statements for fiscal years beginning after December 15, 2000. The Company plans to adopt SOP 00-2 during the first quarter of fiscal 2002. Based on the Company's estimates at this time, the effect of adopting SOP 00-2 will result in a one-time, non-cash, pre-tax charge as a cumulative effect of accounting change in the range of approximately $55 million to $60 million.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material impact on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on July 1, 2002. The impact of such adoption has not been determined.

3.  Acquisition of International Family Entertainment, Inc.

     On August 1, 1997, the Company acquired a 50.7% interest in IFE through the purchase, for $35 per share, of the stock owned by M.G. "Pat" Robertson, Tim Robertson and certain trusts of which they are trustees, The Christian Broadcasting Network, Inc. ("CBN") and Regent University (together, the "Privately Owned Shares") and Liberty IFE exchanged of all of the IFE stock owned by it and $23,000,000 principal amount of 6% Convertible Secured Notes due 2004 of IFE (the "Convertible Notes") (which have since been retired) for shares of Series A Mandatorily Redeemable Preferred Stock of the Company (the "IFE Acquisition"). On September 4, 1997, the Company consummated a merger to acquire the remaining shares of IFE from the public shareholders. Total consideration for the IFE Acquisition was approximately $1.9 billion including assumption of liabilities. The Company paid approximately $545,000,000 for the Privately Owned Shares and issued $345,000,000 of its Series A Mandatorily Redeemable Preferred Stock to Liberty IFE as payment for the IFE stock and the Convertible Notes. The balance of the consideration was paid to acquire the publicly traded shares through the merger, to cash out existing options, to acquire shares of IFE stock held by IFE senior executives and employees, and to assume IFE's existing bank debt, which has since been retired.

     When IFE was acquired, the Company had plans to relocate IFE to California and consolidate certain other operations of IFE and therefore recorded severance and related reserves of $36,500,000 of which $3,147,000, payable to former IFE employees, remains as of June 30, 2001. The Company made severance and related payments of $8,873,000 for the year ended June 30, 1999, $2,713,000 for the year ended June 30, 2000 and $1,917,000 for the year ended June 30, 2001. Severance amounts are being paid monthly to certain former employees of IFE through fiscal 2006. The Company also recorded litigation and other related accruals of $4,800,000, of which $2,444,000 remains as of June 30, 2001. The Company made litigation and other related payments of $1,139,000 and $331,000 in the years ended June 30, 2000 and 2001, respectively. Legal matters pertaining to IFE which existed prior to the acquisition are being charged against the accrual until resolution of such matters.

4.  Programming Costs, net

     Programming costs, net of accumulated amortization, are comprised of the following as of June 30, (in thousands):

                                                                                             2000
                                                                -----------------------------------------------------------------
                                                                                           Accumulated            Net Programming
                                                                     Cost                  Amortization                Costs
                                                                ----------------         ---------------          ---------------
     Children's programming.................................    $      1,446,229         $     1,177,591            $     268,638
     Family programming, movies and mini-series.............             805,078                 454,809                  350,269
     Projects in production.................................              44,818                      --                   44,818
     Development............................................               7,718                      --                    7,718
                                                                ----------------         ---------------            -------------
                                                                $      2,303,843         $     1,632,400            $     671,443
                                                                ================         ===============            =============

                                                                                              2000
                                                                 -----------------------------------------------------------------
                                                                                            Accumulated            Net Programming
                                                                      Cost                  Amortization                Costs
                                                                 ----------------         ---------------          ---------------
     Children's programming..................................    $      1,710,678         $     1,314,171          $      $396,507
     Family programming, movies and mini-series..............             840,846                 584,448                  256,398
     Projects in production..................................              41,325                      --                   41,325
     Development.............................................              15,871                      --                   15,871
                                                                 ----------------         ---------------          ---------------
                                                                 $      2,608,720         $     1,898,619          $      $710,101
                                                                 ================         ===============          ===============

     Future minimum program commitments as of June 30, 2001 are approximately $303 million.

     As of June 30, 2001 the Company estimates that approximately 71% of released unamortized programming costs will be amortized within the next three years. Interest amounting to $3,128,000, $2,253,000 and $5,759,000 was capitalized to programming costs for the years ended June 30, 1999, 2000 and 2001, respectively. Capitalized depreciation expense for the years ended June 30, 1999, 2000 and 2001 amounted to $4,020,000, $3,595,000 and $3,048,000, respectively.

5.  Property and Equipment, net

     Property and equipment is comprised of the following as of June 30, (in thousands):

                                                                                            2000               2001
                                                                                       --------------     --------------
     Studio and other equipment........................................                $       28,595     $       35,463
     Satellite transponders............................................                        39,596             39,596
     Office furniture and fixtures.....................................                        18,474             20,368
     Leasehold improvements............................................                         9,536              9,439
     Other.............................................................                         2,460              2,399
                                                                                       --------------     --------------
                                                                                               98,661            107,265
     Less accumulated depreciation and amortization....................                       (46,787)           (58,572)
                                                                                       --------------     --------------
                                                                                       $       51,874     $       48,693
                                                                                       ==============     ==============

6.  Bank and Other Debt

     Bank and other debt is comprised of the following as of June 30, (in thousands):

                                                                                                  2000              2001
                                                                                             --------------    --------------
     Senior Notes.........................................................................   $      475,000    $      475,000
     Senior Discount Notes, net of unamortized discount of $130,242 and $77,049 at
      June 30, 2000 and 2001, respectively................................................          488,428           541,621
     NAI Bridge Note......................................................................          131,784           145,884
     Fox Subordinated Notes...............................................................          194,693           221,133
     Citicorp USA, secured revolving line of credit; interest at prime rate (9.5% and
      6.75% at June 30, 2000 and 2001, respectively) or six month LIBOR (6.94% and
      3.71% at June 30, 2000 and 2001, respectively) plus 0.75%; maximum borrowings of
      $355,000............................................................................          325,000           355,000
     Citicorp USA; secured term loan facility; interest at prime rate (9.5% and 6.75%
      at June 30, 2000 and 2001, respectively) or six month LIBOR (6.94% and 3.71% at
      June 30, 2000 and 2001, respectively) plus 0.75%; maximum borrowings of $120,000....          120,000           120,000
     Secured lines of credit with varying due dates between December 12, 2001 and
      November 30, 2002; maximum borrowing availability $10,578 at June 30, 2001;
      varying interest rates between 4.25% and 5.5%.......................................            9,229             9,909
                                                                                             --------------    --------------
                                                                                             $    1,744,134    $    1,868,547
                                                                                             ==============    ==============

     Payments of bank and other debt in future periods are as follows (in thousands):

     Year ending June 30,
     --------------------
     2002...............................................        $   74,386
     2003...............................................            98,710
     2004...............................................           239,688
     2005...............................................            72,124
     Thereafter.........................................         1,383,639
                                                              ------------
                                                                $1,868,547
                                                              ============

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

     In October 1997, upon consummation of the Company's Offering, the Old Credit Facility was amended (the "Amended Credit Facility") to provide a $355,000,000 seven-year term loan, subsequently reduced to $120,000,0000 as of June 30, 2001, and a $355,000,000 seven-year reducing revolving credit facility. The Company is not a borrower under the Amended Credit Facility but is a guarantor. A wholly-owned subsidiary of the Company, Fox Kids Holdings, LLC, was created by the Company to hold the equity interests of FCN Holding, Saban and IFE (which remained borrowers) and guarantee the Amended Credit Facility. Subsequently, two additional subsidiaries of Fox Kids Holdings, LLC were formed, Fox Family Properties, Inc. and Fox Family Management, LLC, which are also borrowers under the Amended Credit Facility.

     The collateral for the Amended Credit Facility is limited to the equity interests of Fox Kids Holdings, LLC, the borrowers and their subsidiaries (subject to certain limitations for foreign and less than wholly owned subsidiaries) and certain intercompany indebtedness of subsidiaries of Fox Kids Holdings, LLC. Scheduled payments on the term loan began December 30, 2000, with 10% of the term loan being reduced in year 3 of the loan, 20% in each of years 4 and 5 and 25% in each of years 6 and 7. Scheduled quarterly reductions to the revolving credit commitment will begin December 28, 2001, with 15% of the commitment being reduced in each of years 5 and 6 and 70% in year 7.

     The borrowings under the Amended Credit Facility bear interest at the Company's option at a rate per annum equal to either LIBOR plus an applicable interest rate margin or the base rate. In addition, the Company pays a commitment fee on the unused and available amounts under the Amended Credit Facility.

     The Amended Credit Facility contains a number of significant covenants that, among other things, limit the ability of the co-borrowers and their respective subsidiaries to incur additional indebtedness, create liens and other encumbrances, prepay indebtedness, sell assets, make certain payments and investments, make distributions to owners and repurchase debt and equity. In addition, the Amended Credit Facility requires the maintenance of certain specified financial and operating covenants, including, without limitation, capital expenditure limitations and ratios of earnings before interest expense, taxes, depreciation and amortization of intangible assets ("EBITDA") to fixed charges, total debt to EBITDA and EBITDA to interest expense. The Amended Credit Facility also contains representations, warranties, covenants, conditions and events of default customary for senior credit facilities of similar size and nature. (See Note 14 - Subsequent Event.)

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

     Cash interest on the Senior Notes is payable semi-annually in arrears on each May 1 and November 1, commencing May 1, 1998. Cash interest will not accrue or be payable on the Senior Discount Notes prior to November 1, 2002. Thereafter, cash interest on the Senior Discount Notes will be payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2003. However, at any time prior to November 1, 2002, the Company may elect (the "Cash Interest Election") on any interest payment date (the date of such Cash Interest Election, the "Cash Interest Election Date") to commence the accrual of cash interest from and after the Cash Interest Election Date, in which case the principal amount at maturity of each Senior Discount Note will on such interest payment date be reduced to the accreted value of such Senior Discount Note as of such interest payment date, and cash interest (accruing at a rate of 10- 1/4% per annum from the Cash Interest Election Date) shall be payable with respect to such Senior Discount Note on each interest payment date thereafter.

     The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after November 1, 2002, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning on November 1 of the years indicated below:


                                                             Redemption
     Year                                                       Price
     ----                                                    -----------
     2002............................................          104.63%
     2003............................................          103.08%
     2004............................................          101.54%
     2005 and thereafter.............................          100.00%

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

                                                             Redemption
     Year                                                       Price
     ----                                                    ------------
     2002............................................          105.13%
     2003............................................          103.42%
     2004............................................          101.71%
     2005 and thereafter.............................          100.00%

     Upon the occurrence of a change of control, the Company shall be obligated to make an offer to purchase (a "Change of Control Offer"), on a business day (the "Change of Control Purchase Date") not more than 60 nor less than 30 days following the occurrence of the change of control, all of the then outstanding Notes tendered at a purchase price in cash (the "Change of Control Purchase Price") equal to (x) with respect to the Senior Notes, 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the Change of Control Purchase Date and (y) with respect to the Senior Discount Notes, 101% of the accreted value on the Change of Control Purchase Date, unless the Change of Control Purchase Date is on or after the earlier to occur of November 1, 2002 and the Cash Interest Election Date, in which case such Change of Control Purchase Price shall be equal to 101% of the aggregate principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the Change of Control Purchase Date. The Company shall be required to purchase all Notes tendered into the Change of Control Offer and not withdrawn. The Change of Control Offer is required to remain open for at least 20 business days and until the close of business on the Change of Control Purchase Date. The closing of the Disney Acquisition would result in a "Change of Control" under the Indentures that govern the Notes (See Note 14 - Subsequent Event).

     The Notes will be senior unsecured obligations of the Company and will rank senior in right of payment to all future subordinated indebtedness of the Company. Claims of the holders of the Notes will effectively be subordinated to the claims of creditors of the Company's subsidiaries, including the banks under the Bank Facility.

     The Company is subject to certain covenants in connection with the issuance of the Notes which include for example limitation on indebtedness, restricted payments, liens, dividends, transactions with affiliates and disposition of assets. The Company was in compliance with these covenants at June 30, 1999, 2000 and 2001.

     The initial Fox Subordinated Note was restated on May 19, 1998 and accretes interest at the rate of 10.427% and is due on May 1, 2008. Two additional Fox Subordinated Notes in the amounts of $25 million and $15 million were issued in June 1999 and September 1999, respectively, and accrete interest at the rate of 20% and are due on June 28, 2009 and September 27, 2009, respectively. The payment of principal and interest under the Fox Subordinated Notes is subordinated in right to the obligations of the Company and its subsidiaries under the Amended Credit Facility and the Indentures. (See Note 14 - Subsequent Event.)

     On August 29, 1997, in connection with the acquisition of IFE, the Company issued the NAI Bridge Note to NAI upon substantially the same terms and conditions as the Fox Subordinated Note, except that the NAI Bridge Note has a principal amount of $345,500,000. The NAI Bridge Note was restated on May 19, 1998 to reflect a change in the interest rate, effective as of the date of issuance. As restated, the NAI Bridge Note accretes interest at a rate of approximately 10.427% per annum. The Company may repay the NAI Bridge Note in whole or in part, subject to the terms of the Amended Credit Facility and the Indentures. The payment of principal and interest under the NAI Bridge Note will be subordinated in right to the obligations of the Company under the Amended Credit Facility and the Indentures. In October 1997, a $215 million paydown was made to the NAI Bridge Note in connection with the issuance of the Senior Notes and Senior Discount Notes. (See Note 14 - Subsequent Event.)


7.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of June 30, (in thousands):


                                                          2000          2001
                                                       ----------    ----------

     Deferred tax liabilities:
         Accounts receivable........................    $     127     $     477
         Property and equipment.....................        5,108         6,723
         Contract discount..........................        1,042           407
         Other......................................        8,611         9,984
                                                       ----------    ----------
     Total deferred tax liabilities.................       14,888        17,591
                                                       ----------    ----------

     Deferred tax assets:
         Deferred revenues..........................        1,550           264
         Programming costs..........................       10,160         5,081
         Accrued liabilities........................       19,487        19,057
         Loss carryforwards.........................      123,467       174,090
         Other......................................        2,483         3,212
                                                       ----------    ----------

     Total deferred tax assets......................      157,147       201,704
     Valuation allowance for deferred tax assets....     (157,147)     (198,476)
                                                       ----------    ----------
     Deferred tax assets............................           --         3,228
                                                       ----------    ----------
     Net deferred tax (liabilities).................    $ (14,888)    $ (14,363)
                                                       ==========    ==========

     The Company currently has approximately $354,000,000 of operating loss carryforwards which will expire at various dates through June 30, 2021. Approximately $63,600,000 of the operating loss carryforwards are separate return year losses. As such federal and state income tax law and regulations might limit utilization.

     Management has determined that as of June 30, 2001, $198,476,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded for this amount. Approximately $56,658,000 of the prior year valuation allowance relates to
deferred tax assets acquired in the IFE acquisition. (See Note 3).   For the
year ended June 30, 2000, the Company realized the benefit of $18,140,000 of these deferred tax assets for which the benefit was recorded as a reduction to goodwill. As of June 30, 2001, approximately $38,518,000 of the valuation allowance relates to the remaining deferred tax assets acquired in the IFE transaction. Accordingly, goodwill will be reduced at such time as these deferred tax assets are realized.

     Income before income taxes includes the following components (in thousands):

                                                                                         Years Ended June 30,
                                                                          ---------------------------------------------------
                                                                               1999               2000               2001
                                                                          -------------     --------------    ---------------
     Pretax income (loss):
      United States..................................................          $(86,202)          $121,879           $(33,674)
      Foreign........................................................            21,792             16,665              7,948
                                                                          -------------     --------------    ---------------
                                                                               $(64,410)          $138,544           $(25,726)
                                                                          =============     ==============    ===============


          Significant components of the provision for income taxes are as follows (in thousands):

                                                                                              Years Ended June 30,
                                                                          --------------------------------------------------------
                                                                                 1999               2000                2001
                                                                          --------------      --------------      ----------------
     Current:
      Federal........................................................       $         --        $     21,281            $       --
      State..........................................................                500               2,090                    --
      Foreign........................................................              1,489               2,678                   525
                                                                          --------------      --------------      ----------------
                                                                                   1,989              26,049                   525
     Deferred:
      Federal........................................................                 --              48,284                    --
      State..........................................................                 --               2,826                    --
      Foreign........................................................                 --                  --                  (525)
                                                                          --------------      --------------     -----------------
                                                                                      --              51,110                  (525)
                                                                          --------------      --------------     -----------------
                                                                            $      1,989        $     77,159            $       --
                                                                          ==============      ==============     =================


     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the provision for income taxes:

                                                                                        Years Ended June 30,
                                                                          --------------------------------------------------
                                                                               1999               2000              2001
                                                                          -------------      -------------      ------------
      Tax at U.S. statutory rates.....................................              (35)%               35%              (35)%
      State taxes, net of federal benefit.............................               (4)                 2                --
      Foreign income/transactions.....................................              (10)                (8)                4
      Subsidiary disposition..........................................               --                 --              (222)
      U.S. operating loss for which no federal and state benefit was                 26                 --               197
       derived........................................................
      Change in valuation allowance...................................               --                 16                --
      Non-deductible amortization of intangibles......................               24                 10                55
      Other...........................................................                2                  1                 1
                                                                          -------------      -------------      ------------
                                                                                      3%                56%               --%
                                                                          =============      =============      ============

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $399,263,000 at June 30, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. It is possible that the Internal Revenue Service could under certain theories attempt to tax the foreign subsidiaries' income. Currently, management of the Company believe that any such theories would be without merit.

8.  Commitments and Contingencies

 Leases

     In July 1995, the Company entered into a ten-year lease commencing on April 1, 1996 for office space in Los Angeles, California subject to two separate five year extension options. The lease provides for early termination at the end of the eighth year upon payment of a termination fee. The lease calls for monthly payments plus maintenance and property tax payments. The Company also leases other facilities throughout the world on an as needed basis expiring at various dates.

     Noncancellable future minimum payments for the remainder of the initial, noncancellable lease periods are as follows (in thousands):

     Years ending June 30,
     ---------------------
     2002.................................................           $13,531
     2003.................................................            12,472
     2004.................................................            11,376
     2005.................................................            11,306
     2006.................................................             8,983
     Thereafter...........................................             5,411
                                                                  ----------
                                                                     $63,079
                                                                  ==========

     Rent expense for the years ended June 30, 1999, 2000 and 2001, net of amounts capitalized, was approximately $6,392,000, $7,119,000 and $7,667,000, respectively.

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

 Employment Agreements

     The Company has entered into employment agreements with certain key members of management. Such agreements are for terms originally ranging from one to six and one-half years and generally include bonus provisions. Future minimum payments under these agreements approximate $41,365,000, of which $30,278,000 is due in 2002, $9,489,000 is due in 2003 and $1,598,000 is due in 2004.

9.  Profit Sharing Plan

     The Company has a qualified tax deferred profit sharing plan (the "Plan") for all of its eligible employees. Under the Plan, employees become eligible on the first January 1 following such employees' completion of six months of service with the Company. Each participant is permitted to make voluntary contributions, not to exceed 15% of his or her respective compensation and the applicable statutory limitations, which are immediately vested. The Company, at the discretion of the Board of Directors, may make matching contributions to the Plan. Related expense for the years ended June 30, 1999, 2000 and 2001, was approximately $448,000, $343,000 and $384,000, respectively.

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

10.  Other Related Party Transactions

     The following amounts are included within the consolidated statements of operations and balance sheets in relation to related party transactions (in thousands):

                                                                                            Years Ended June 30,
                                                                          ------------------------------------------------------
                                                                               1999                2000               2001
                                                                          ---------------     ---------------    ---------------
     Consolidated Statements of Operations
     Revenues.............................................................       $106,205            $104,373           $193,670
     Production and programming costs(1)..................................          7,179              10,588              7,297
     Selling, general and administrative expenses.........................          9,090               6,052              5,012
     Interest expense, net................................................         24,642              39,263             42,237

                                                                                                   As of June 30,
                                                                                       ------------------------------------
                                                                                              2000                2001
                                                                                       ----------------    ----------------
     Consolidated Balance Sheets
     Amounts receivable from related parties, net......................................        $ 56,753            $140,039
     Accounts payable..................................................................           3,664                 548
     Accrued liabilities...............................................................              --                 583
     Deferred revenues.................................................................           2,218                 672
     NAI Bridge Note...................................................................         131,784             145,884
     Fox Subordinated Notes............................................................         194,693             221,133
     Amounts payable to related parties, net...........................................          21,243              22,672

     ____________
     (1) Includes satellite transponder, engineering and technical support costs.


     Amounts receivable from related parties include advances of $5,631,000 and $5,578,000 at June 30, 2000 and 2001, respectively, to certain non-stockholder officers and directors of the Company.

     Related companies of Fox Broadcasting have funded certain of the operations of the Company from its inception through loans to the Company and have collected funds related to the Company's advertising sales receivables. Amounts due to the related companies of Fox Broadcasting in connection therewith, including interest, totaled $70,724,000 at June 30, 2001. Amounts due from related companies of Fox Broadcasting totaled $98,662,000 at June 30, 2001.

     The Company broadcasts Fox Kids U.K., a cable and satellite channel via a digital transponder. The channel is distributed as part of British Sky Broadcasting Group, plc's ("BSkyB") Sky Multichannels DTH package. News Corp. holds an approximately 36% interest in BSkyB, a public company, as of June 30, 2001. As part of its agreement with BSkyB, the Company acquired, for approximately $3,100,000, certain of BSkyB's United Kingdom license rights to children's programming which had been previously acquired by BSkyB. Additionally, the Company entered into an analog transponder sublease agreement with BSkyB which expired February 1, 2001, requiring a financial commitment of approximately $28,000,000. A five-year digital transponder and uplink sublease agreement, commenced in late 1998 and expires October 19, 2004, requiring a future financial commitment of approximately $3,300,000, subject to annual cost of living increases. In addition, BSkyB provides support services for the Company for a fee equal to 15% of net revenue, as defined in the agreement.

     The Company broadcasts FKLA, a Fox Kids branded pan-regional Latin American channel. The Company has entered into a cost sharing arrangement for employees and service support in connection with the operation of the channel with Canal Fox, a related party. The Company believes that such arrangement for employees and service support are at rates which approximate fair market value.

     Foxtel, an Australian-based cable and satellite television service, has carried a Fox Kids Network children's channel segment since 1994 under a license agreement between Foxtel and an affiliate of Fox Broadcasting. This license was assigned to the Company. Foxtel is owned and operated by Telstra, the Australian telephone company; News Corp.; and Publishing and Broadcasting Limited.

     In connection with Haim Saban's employment agreement, the Company agreed to reimburse Haim Saban for all out-of-pocket costs and expenses for domestic and international travel, including private air charter which may include aircraft owned directly or indirectly by Haim Saban. The Company has entered into a contract with 5161 Corporation ("5161"), a corporation wholly owned by Haim Saban, the Chief Executive Officer of the Company, for a minimum of fifty charter hours during a twelve month period. For the twelve months ended June 30, 1999, 2000 and 2001, the Company has paid approximately $722,000, $552,000 and $862,000, respectively, for such costs.

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

     The rights for the territory of Israel in programming produced or acquired by the Company are transferred to Duveen Trading Ltd. (Distributor), a corporation affiliated with Haim Saban's brother. The term of the agreement has been orally extended through December 31, 2001.

     The Company creates and owns all rights, titles and interests in master recordings of compositions for use in the Company's programming, and the Company owns the proceeds derived from all forms of exploitation thereof. In consideration for providing the compositions to the Company, 5161 is entitled to receive all publishing income derived from the exploitation of all music compositions. 5161 reimburses the Company for certain costs associated with the creation of the compositions, which amounted to $301,000, $397,000 and $285,000, respectively, for the years ended June 30, 1999, 2000 and 2001. At June 30, 2000 and 2001, approximately $316,000 and $2,000, respectively, was owed to 5161 by the Company in connection with royalties collected by the Company on behalf of 5161.

     The Company utilizes the legal services of Matthew Krane, a director of the Company since January 2000. Mr. Krane was paid approximately $145,000 for such services for the year ended June 30, 2001.

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

     In April 1998, the Company sold its ownership interest in Fit TV and certain other assets to Fox/Liberty Networks, LLC, a joint venture between News Corp. and Liberty Media Corporation, for $15,000,000. The Company acquired Fit TV in August 1997 as part of the IFE Acquisition.

     In January 1997, the Company obtained from Fox Television ("Fox Television"), a division of Fox, Inc., distribution rights to the New World Communications Group, Inc. ("New World") animation library of children's programming, which Fox Television acquired as part of its purchase of New World. In July 1998, the Company acquired the New World animation library from Fox Television for approximately $14.1 million.

     The Company entered into a long-term license agreement effective October 1, 1997 with Twentieth Century Fox Film Corp. ("Twentieth Century Fox"), pursuant to which Twentieth Century Fox will distribute certain products in the Company's programming library. In February 2001, Twentieth Century Fox exercised an option to acquire a portion of the film library covered by the long-term license agreement. In June 2001, Twentieth Century Fox acquired the remaining portion. The Company recognized revenue on the sale in the amount of $80,800,000 for the fiscal year ended June 30, 2001. Included in amounts receivable from related parties at June 30, 2001 are two promissory notes totaling $59,672,000 (including interest). These promissory notes earn interest at 10.31% and are payable in annual installments.

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

     In August 1996, Fox Video and the Company entered into a Home Video Rights Acquisition Agreement pursuant to which the Company granted to Fox Video the exclusive home video rights to distribute English and Spanish language versions throughout the United States and to distribute English language versions throughout Canada of certain of its programs, all television programs produced for children and owned or controlled by the Company or FCN, all television programs produced or to be produced pursuant to an agreement with Marvel and all television programs which are owned or controlled first by Marvel and subsequently by the Company. In consideration for the grant of the distribution rights, Fox Video has agreed to pay the Company 50% of gross receipts from these home videos, after deduction of certain expenses. In connection with this Agreement the Company has received $13,002,000 through June 30, 2001.

     Pursuant to an arrangement with Fox Broadcasting, the Fox Family Channel has aired one regular season Major League Baseball game per week during the 2001 baseball season and expects to broadcast between eight and eleven playoff games during October. Such programs are supplied to the Company by Fox Broadcasting in exchange for advertising time during the airing of the program.

     Effective August 1, 1998, as part of a joint venture with a subsidiary of News Corp., a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH"), contributed its 100% interest in a cable network in The Netherlands, TV10 BV, to a U.S. limited liability company (the "TV10 LLC") in exchange for a 50% equity interest in the TV10 LLC. The subsidiary of News Corp. contributed $20,000,000 in cash to the TV10 LLC in exchange for its 50% equity interest in the TV10 LLC. In accordance with the operating agreement between the parties, an affiliate of the Company is responsible for procuring the supply of programming during the hours of 6:00a.m. and 6:00p.m. and an affiliate of News Corp. is responsible for the hours of 6:00p.m. to 1:00a.m. The parties retain the revenues and are responsible for costs and expenses related to their respective programming hours (or "day parts"). Costs that are not directly related to specific day parts are shared on the basis of a formula that ensures that News Corp.'s share will not exceed two-thirds of total indirect costs. No gain or loss was recorded by the Company related to this transaction. In December 2000, TV10 BV through a series of transactions transferred the day part operations of the TV10 channel to a subsidiary of the Company and the evening
part of the TV10 channel to a subsidiary of News Corp.   The subsidiary of News
Corp. then sold its 50% interest in TV10 LLC to SBS Broadcasting BV. TV10 BV now acts as a service company for the day part and evening part of the TV10 channel. At June 30, 2001, amounts receivable from related parties included approximately $24,148,000 owed to the Company by TV10 LLC, and amounts payable to related parties included approximately $22,672,000 owed by the Company to TV10 LLC.

     In June 1999, a subsidiary of the Company, Fox Kids Europe Holdings, Inc. ("FKEH") entered into a subscription agreement (the "Subscription Agreement") with Fox Broadcasting pursuant to the terms of which Fox Broadcasting paid FKEH $100,000,000 in exchange for a subscription (the "Subscription Rights") for shares of FKEH's non-voting Class B Common Stock (the "Stock"). In addition, in June 1999, Fox entered into an exchange agreement with the Company pursuant to which Fox Broadcasting was granted the right, but not the obligation, to require the Company to acquire its Subscription Rights in exchange for a deeply subordinated note with an interest rate of 20% per annum to be issued by the Company. Upon exercise of the conversion rights, interest begins to accrete as of the earlier of the exercise date or January 1, 2000. At June 30, 1999, the amount paid by Fox Broadcasting was included in amounts payable to related parties. In November 1999, a subsidiary of the Company caused to be transferred 7,507,591 shares of FKE to Fox Broadcasting as settlement of the $100 million Subscription Agreement.

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

     Effective as of January 1, 2001, the Company entered into a transponder lease agreement with a subsidiary of News Corp. The agreement calls for the subsidiary of News Corp. to pay a monthly lease payment to the Company through the end-of-life (as defined in the agreement) of the satellite.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                               Production and
                                             Broadcasting       Distribution           Other              Total
                                           ----------------   ----------------   ----------------   ----------------
   Year Ended June 30, 2001:
     Revenues............................. $        460,158   $        263,580   $            483   $        724,221
     Equity in earnings of affiliates.....            1,559                 --                 --              1,559
     Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.........          104,621             97,109             (3,334)           198,396
     Identifiable assets..................          590,549            565,280             25,400          1,181,229
     Intangible assets, net...............        1,440,667                 --                 --          1,440,667
     Capital expenditures.................           10,405                490                554             11,449
     Depreciation expense.................           10,786                768                 28             11,582

                                                               Production and
                                             Broadcasting       Distribution           Other              Total
                                           ----------------   ----------------   ----------------   ----------------
   Year Ended June 30, 2000:
     Revenues............................. $        434,392   $        202,086   $          5,398   $        641,876
     Equity in loss of affiliates.........           (1,609)                --                 --             (1,609)
     Income before income taxes,
      interest, depreciation and
      amortization of intangibles.........          109,109             61,871            187,384            358,364
     Identifiable assets..................          593,706            453,889             25,478          1,073,073
     Intangible assets, net...............        1,481,189                 --                 --          1,481,189
     Capital expenditures.................            7,266                844                146              8,256
     Depreciation expense.................           10,104                726                 53             10,883

   Year Ended June 30, 1999:
     Revenues............................. $        429,610   $        204,321   $          1,342   $        635,273
     Equity in loss of affiliates.........           (5,088)                --                 --             (5,088)
     Income (loss) before income taxes,
      interest, depreciation and
      amortization of intangibles.........          112,921             54,314            (12,021)           155,214
     Identifiable assets..................          299,598            587,672             39,670            926,940
     Intangible assets, net...............        1,539,852                 --                 --          1,539,852
     Capital expenditures.................            2,790              7,957                647             11,394
     Depreciation expense.................            8,432              1,491                160             10,083

     The following table reconciles segment income (loss) before income taxes, interest, depreciation and amortization of intangibles to the Company's consolidated net income (loss) (in thousands):

                                                                      Years Ended June 30,
                                                         --------------------------------------------
                                                             1999            2000            2001
                                                         ------------    ------------    ------------
   Income before income taxes, interest,
       depreciation and amortization of intangibles...   $    155,214    $    358,364    $    198,396
   Amortization of intangibles........................        (40,434)        (40,522)        (40,522)
   Interest expense, net..............................       (169,107)       (168,415)       (172,018)
   Depreciation.......................................        (10,083)        (10,883)        (11,582)
   Provision for income taxes.........................         (1,989)        (77,159)             --
                                                         ------------    ------------    ------------
   Net income (loss)..................................   $    (66,399)   $     61,385    $    (25,726)
                                                         ============    ============    ============

   Geographic Segments

   Revenues are attributed to geographic segments based upon origin of sale.

                                                                      Years Ended June 30,
                                                         --------------------------------------------
                                                             1999            2000            2001
                                                         ------------    ------------    ------------
                                                                         (in thousands)
   Revenues
     United States....................................   $    474,629    $    466,293    $    540,273
     Europe...........................................        151,995         163,666         170,604
     Central and South America........................          8,649          11,917          13,344
                                                         ------------    ------------    ------------
                                                         $    635,273    $    641,876    $    724,221
                                                         ============    ============    ============

                                                                      Years Ended June 30,
                                                         --------------------------------------------
   Identifiable and Intangible Assets                        1999            2000            2001
                                                         ------------    ------------    ------------
                                                                         (in thousands)
     United States....................................   $  2,071,161    $  2,100,050    $  2,137,834
     Europe...........................................        394,696         453,461         482,539
     Central and South America........................            935             751           1,523
                                                         ------------    ------------    ------------
                                                         $  2,466,792    $  2,554,262    $  2,621,896
                                                         ============    ============    ============

     For the years ended June 30, 1999, 2000 and 2001, the Company's production and development segment earned revenues from one customer, a related party, of approximately $37,949,000 (6% of consolidated revenues), $37,815,000 (6% of consolidated revenues) and $109,205,000 (15% of consolidated revenues), respectively. The Company had no significant properties for the years ended June 30, 1999, 2000 and 2001.

12. Capital Stock

  Common Stock

     The authorized capital stock of the Company consists of 2,000,000 shares of Class A Common Stock,16,000,000 shares of Class B Common Stock and 2,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock. As of June 30, 2000 and 2001, 160,000 shares of Class A Common Stock and 15,840,000 shares of Class B Common Stock were outstanding.

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

  Stock Options

     Effective June 1994, the Company issued stock options to three employees. In connection with the Reorganization as described in Note 1, the options became options to purchase an aggregate of 484,911 shares of Class A Common Stock, all of which were exercisable at June 30, 1999, 2000 and 2001. These options are exercisable at prices ranging from $12.37 (161,637 shares) to $34.02 (323,274 shares) per share. No options have been exercised at June 30, 2001. With respect to termination for any reason, so long as the Company is not public, the Company will purchase from the employee and the employee will sell to the Company any and all option shares owned by the employee and the option granted to the employee for an amount equal to the fair market value of the option shares owned by the employee plus the fair market value of the option shares with respect to which the employee's option has vested but not exercised less the exercise price.

     In addition, in the event Haim Saban, any member of his immediate family or any of his affiliated entities (Haim Saban and such family members, the "Saban Entities") sells to a third party any shares of common stock of the Company (the "Saban Company Shares"), each of these option holders must sell to the Company, and the Company must purchase, the "applicable percentage" of his or her options for the same per share consideration paid by the third party for the Saban Company Shares less the exercise price of such options. The "applicable percentage" is equal to the percentage of the Saban Company Shares sold to the third party out of the total shares of the Company owned by the Saban Entities immediately prior to the sale. (See Note 14 - Subsequent Event.)

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

     Included in accrued liabilities at June 30, 2000 and 2001 is $13,040,000 related to compensation recorded in connection with these options. (See Note 14
- Subsequent Event.)

     As of June 30, 2001, 646,548 shares of Class A Common Stock are reserved for future issuance related to options.

     In connection with FKE's initial public offering (see Note 13), FKE approved a stock incentive plan under which FKE may grant options to personnel at exercise prices equal to or exceeding the market price at the date of grant. Options become exercisable over a four year period from the date of grant and expire ten years after the date of grant. Shares available for future option grants at June 30, 2001 totaled 5,276,901.

     The following table summarizes information about FKE stock options outstanding and transactions as of and for the years ended June 30, 2000 and 2001:

                                                                              Weighted average
                                                   Shares                    exercise price ($)
                                        ----------------------------    ----------------------------
                                            2000            2001            2000            2001
                                        ------------    ------------    ------------    ------------
     Outstanding at beginning of year             --       2,950,780              --           12.71
     Awards granted                        2,975,030         269,889           12.71           12.67
     Awards cancelled                        (24,250)       (261,103)          12.60           12.47
                                        ------------    ------------    ------------    ------------
     Outstanding at end of year            2,950,780       2,959,566           12.71           12.17
                                        ============    ============    ============    ============

     Exercisable options                          --         712,231              --           12.11
                                        ============    ============    ============    ============

     The following table summarizes information about stock options outstanding at June 30, 2001:

                                            Outstanding                                  Exercisable
                        ----------------------------------------------------    ----------------------------
                                         Weighted average        Weighted                        Weighted
     Range of             Number            remaining            average           Number        average
     Exercise               of              years of             exercise            of          exercise
     Prices ($)           Options        contractual life        price ($)        Options        price ($)
   -----------------    -----------    --------------------    -------------    -----------    -------------
      9.10 - 12.04       2,774,069              8.56                  11.64        703,228            12.04
     14.71 - 18.02         185,497              8.93                  17.09          9,003            17.50

     Exercise prices for the above tables have been translated from Euros to U.S. dollars based on average exchange rates during the year.

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

     Pursuant to the Funding Agreement among News Corp., NPAL, and the Company (the "Funding Agreement"), each of News Corp. and NPAL has unconditionally agreed that, upon the occurrence and during the continuation of an event of default under the provisions governing the Series A Mandatorily Redeemable Preferred Stock in the Company's Corrected Restated Certificate of Incorporation or liquidation, dissolution, winding up or other similar event of the Company, News Corp. or NPAL, as the case may be, will provide the Company with the funds necessary to redeem in full, or pay the liquidation distribution on all of the outstanding Series A Mandatorily Redeemable Preferred Stock and to pay any other amounts owing in respect of such shares. Pursuant to the Amended and Restated Strategic Stockholders Agreement (as defined), such funds will be, except under certain circumstances, in the form of an advance or loan to the Company. The following constitute events of default with respect to the Series A Mandatorily Redeemable Preferred Stock under the Corrected Restated Certificate of
Incorporation: (i) the failure of the Company to mandatorily redeem Series A Mandatorily Redeemable Preferred Stock at the redemption dates indicated below;
(ii) a breach for thirty days of any of the covenants contained in the provisions governing the Series A Mandatorily Redeemable Preferred Stock; and
(iii) an event of default under the terms of the preferred stock of NPAL, if any shares of which are outstanding. In addition, pursuant to the Exchange Agreement among NPAL, Liberty Media Corporation and Liberty IFE (the "Exchange Agreement"), each of the holders of the Series A Mandatorily Redeemable Preferred Stock has the right, upon the occurrence and during the continuation of an event of default under the Corrected Restated Certificate of Incorporation or the liquidation, winding up or other similar event of the Company, to exchange their shares for an equivalent number of shares of preferred stock of NPAL.

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

     Pro forma information regarding net income as required by FAS No. 123, "Accounting for Stock-Based Compensation," has been determined as if the Company and FKE had accounted for their employee stock options under the fair value method of that Statement. The fair value for options issued by the Company was estimated at the date of grant in January 1996 to be $2,623,000 using the minimum value method with the following weighted-average assumptions, respectively: risk-free interest rate of 5.86%; dividend yields of 0%; and a weighted-average expected life of the option of 5 years. The remaining contractual life of options granted by the Company is 5.5 years. The fair value for options issued by FKE was estimated at the date of grant in November 1999 to be $13,827,000 using the fair value method with the following weighted-average assumptions, respectively: risk-free interest rate 5.5%; dividend yield of 0%; expected stock volatility 60%; and an expected life of the options of 2 years. The weighted average fair value of options at their date of grant during the year ended June 30, 2001, where the exercise price exercise price equaled the market price on the grant date, was $1,223,000. The estimated fair value of each option granted was calculated using the following weighted average assumptions, respectively: risk free interest rate of 4.25%; dividend yield of 0%; expected stock volatility of 60%; and expected life of the options of 2 years.

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

     The pro forma net income (loss) determined as if the Company and its subsidiaries had accounted for its employee stock options under the fair value method would be $(66,924,000), $58,387,000 and $(30,958,000) for the years ended June 30, 1999, 2000 and 2001, respectively.

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

14. Subsequent Event

     On July 23, 2001, The Walt Disney Company ("Disney") entered into a Purchase Agreement with Fox Broadcasting, FBSI, Haim Saban and the other Saban Stockholders, Allen & Company Incorporated, News America Incorporated ("NAI"), and News Corp. (the "Disney Purchase Agreement"), pursuant to which Disney agreed to purchase for cash from FBSI, the Saban Stockholders and Allen & Company Incorporated all the outstanding shares of the Company's Class A Common Stock and Class B Common Stock (the "Disney Acquisition") and subordinated debt. Upon the closing of the Disney Acquisition, Disney would acquire control of the Company by virtue of holding all of the Company's outstanding shares of common stock.

Immediately following the closing under the Disney Purchase Agreement, the Company will cease to broadcast the Fox Kids Network, which will be operated by Fox Broadcasting following the Disney Acquisition. The Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network. The closing of the Disney Acquisition will occur following receipt of required U.S. and foreign governmental or regulatory approvals, among other customary conditions to closing. The parties currently expect the Disney Acquisition to close in the fourth quarter of the 2001 calendar year. The Company will change its name following the Disney Acquisition.

     In connection with the Disney Acquisition, the Company will pay the obligations owed under the Amended Credit Facility. In addition, according to the terms of the Disney Purchase Agreement, Disney will purchase the Fox Subordinated Notes and the NAI Bridge Note from Fox Broadcasting and NAI, respectively.

     Pursuant to the Disney Purchase Agreement and in accordance with the terms of their respective employment agreements, the Company will make certain cash payments to the Company stock option holders with respect to the option shares held by each of such option holders, and the number of such option shares outstanding shall be reduced to zero. The closing of the Disney Acquisition will result in a compensation charge in the amount of approximately $78,000,000, representing the difference between the net sales proceeds (as defined in the Disney Purchase Agreement) and the stock option exercise price which ranges from $12.37 to $34.02 per share.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fox Family Worldwide, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Fox Family Worldwide, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of June 30, 2000 and 2001 and each of the three years ended June 30, 2001 included in this Report on Form 10-K and have issued our report thereon dated September 17, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index at F-1 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Los Angeles, California
September 17, 2001

        SCHEDULE 1 -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                                BALANCE SHEETS

                       (in thousands, except share data)

                                                                                              June 30, 2000           June 30, 2001
                                                                                             ---------------       -----------------
Assets:
Cash and cash equivalents.................................................................   $         1,207       $          3,223
Amounts receivable from related parties, net..............................................             1,215                    845
Investments in and advances to subsidiaries...............................................         1,614,627              1,661,750
Other assets, net.........................................................................            23,909                 18,371
                                                                                             ---------------       ----------------
   Total assets...........................................................................   $     1,640,958       $      1,684,189
                                                                                             ===============       ================

Liabilities and stockholders' deficit:
Accounts payable..........................................................................   $           154       $             31
Accrued liabilities.......................................................................             8,999                 15,753
NAI Bridge Note...........................................................................           131,784                145,884
Fox Subordinated Notes....................................................................           194,693                221,133
Senior Notes..............................................................................           475,000                475,000
Senior Discount Notes, net of unamortized discount of $130,242 and $77,049
 at June 30, 2000 and 2001, respectively..................................................           488,428                541,621
Amounts payable to related parties........................................................            21,243                 22,672
                                                                                             ---------------       ----------------
  Total liabilities.......................................................................         1,320,301              1,422,094
                                                                                             ---------------       ----------------

Commitments and contingencies
Series A Mandatorily Redeemable Preferred Stock, $0.001 par value; 500,000 shares
 authorized; 345,000 shares issued and outstanding ($1,000 per share liquidation value)...           345,000                345,000
                                                                                             ---------------       ----------------

Stockholders' deficit:
Preferred Stock, $0.001 par value; 2,000,000 shares authorized, of which 500,000
 shares are designated as Series A Preferred Stock, no shares issued and outstanding......                --                     --
Class A Common Stock, $0.001 par value; 2,000,000 shares authorized,
 160,000 shares issued and outstanding at June 30, 2000 and 2001, respectively............                --                     --
Class B Common Stock, $0.001 par value; 16,000,000 shares authorized,
 15,840,000 shares issued and outstanding at June 30, 2000 and 2001, respectively.........                16                     16
Contributed capital.......................................................................            78,671                 78,671
Accumulated other comprehensive loss......................................................            (6,683)                (8,468)
Deficit...................................................................................           (96,347)              (153,124)
                                                                                             ---------------       ----------------
  Total stockholders' deficit.............................................................           (24,343)               (82,905)
                                                                                             ---------------       ----------------
  Total liabilities and stockholders' deficit.............................................   $     1,640,958       $      1,684,189
                                                                                             ===============       ================

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                           STATEMENTS OF OPERATIONS

                                (in thousands)

                                                                                           Years Ended June 30,
                                                                                 --------------------------------------
                                                                                      1999         2000         2001
                                                                                 ------------  ------------  ----------
Revenues:
  Equity in income of subsidiaries..........................................     $  55,700     $ 277,366     $ 116,887
  Other.....................................................................           135           103           262
                                                                                 ---------     ---------     ---------
     Total revenue..........................................................        55,835       277,469       117,149
Costs and expenses:
  Selling, general and administrative.......................................         6,172         9,755         3,906
  Depreciation..............................................................           133            24            20
  Interest expense, net.....................................................       113,940       129,146       138,949
                                                                                 ---------     ---------     ---------
Income (loss) before provision for income taxes.............................       (64,410)      138,544       (25,726)
Provision for income taxes..................................................         1,989        77,159            --
                                                                                 ---------     ---------     ---------
Net income (loss)...........................................................     $ (66,399)    $  61,385     $ (25,726)
                                                                                 =========     =========     =========

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                           STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                                       Years Ended June 30,
                                                                                             -------------------------------------
                                                                                                1999         2000          2001
                                                                                             -----------  ----------   -----------
Operating activities:
Net income (loss)..........................................................................   $(66,399)    $  61,385    $ (25,726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Equity gains on investments, net of taxes................................................    (55,700)     (277,366)    (116,887)
  Amortization of debt issuance costs......................................................      3,253         3,250        3,269
  Depreciation expense.....................................................................        133            24           20
  Non-cash interest expense................................................................     66,746        79,983       94,002
  Decrease (increase) in amounts receivable from related parties, net......................         --        (1,215)         370
  Decrease (increase) in other assets......................................................     (1,069)       (1,845)         464
  Increase (decrease) in accounts payable and accrued liabilities..........................     (2,656)          773        6,631
  Increase in amounts payable to related parties...........................................         --            --        1,429
                                                                                              --------     ---------    ---------
   Net cash used in operating activities                                                       (55,692)     (135,011)     (36,428)
                                                                                              --------     ---------    ---------

Investing activities:
  Purchase of property and equipment.......................................................       (410)           --           --
                                                                                              --------     ---------    ---------
   Net cash used in investing activities...................................................       (410)           --           --
                                                                                              --------     ---------    ---------

Financing activities:
  Paydown of NAHI Bridge Note..............................................................       (267)         (268)        (269)
  Proceeds from Fox Subordinated Note......................................................     25,000        15,000           --
  Dividends on Preferred Stock.............................................................    (31,048)      (31,135)     (31,051)
  Net intercompany advances................................................................     55,515       152,584       69,764
                                                                                              --------     ---------    ---------
    Net cash provided by financing activities..............................................     49,200       136,181       38,444
                                                                                              --------     ---------    ---------
Increase (decrease) in cash and cash equivalents...........................................     (6,902)        1,170        2,016
Cash and cash equivalents, beginning of year...............................................      6,939            37        1,207
                                                                                              --------     ---------    ---------
Cash and cash equivalents, end of year.....................................................   $     37     $   1,207    $   3,223
                                                                                              ========     =========    =========

Supplemental disclosure of non-cash flow investment activities (in thousands):

 Year ended June 30, 1999

 Property and equipment with a book value of $638 was transferred to a subsidiary.

 Year ended June 30, 2000

 Property and equipment with a book value of $350 was transferred to a subsidiary.

                            See accompanying notes.

                          FOX FAMILY WORLDWIDE, INC.
                                 (PARENT ONLY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed financial statements include the accounts of Fox Family Worldwide, Inc. (the "Company") presented on a separate company (parent only) basis. The Company is a Delaware corporation formed in August 1996 as a holding company. Between August 1996 and August 1997, the Company conducted no business or operations. On August 1, 1997 the Company underwent a reorganization in connection with its acquisition of International Family Entertainment, Inc. This reorganization is more fully explained in Note 1 to the Consolidated Financial Statements.

2.   Debt

     Information relating to the NAI Bridge Note, Fox Subordinated Notes, Senior and Senior Discount Notes is contained in Note 6 to the Consolidated
Financial Statements. Payments of principal in future periods are all due subsequent to June 30, 2003. The Company is a guarantor under the Amended Credit Facility, as described in Note 6 to the Consolidated Financial Statements.

3.   Issuance of Subsidiary Ordinary Shares

     Information relating to the issuance of ordinary shares of FKE, a wholly owned indirect subsidiary of the company, in an initial public offering of its shares and the resulting SAB No. 51 pre-tax gain of $117,316,000 and pre-tax gain on issuance of subsidiary stock of $78,623,000 recorded for the year ended June 30, 2000, is contained in Note 13 to the Consolidated Financial Statements.

4.   Subsequent Event

     On July 23, 2001, Disney entered into the Disney Purchase Agreement with Fox Broadcasting, FBSI, Haim Saban and the other Saban Stockholders, Allen & Company Incorporated, News America Incorporated, and News Corp., pursuant to which Disney agreed to purchase for cash from FBSI, the Saban Stockholders and Allen & Company Incorporated all the outstanding shares of the Company's Class A Common Stock and Class B Common Stock. Upon the closing of the Disney Acquisition, Disney would acquire control of the Company by virtue of holding all of the Company's outstanding shares of common stock. Immediately following the closing under the Disney Purchase Agreement, the Company will cease to broadcast the Fox Kids Network, which will be operated by Fox Broadcasting following the Disney Acquisition. The Company will provide certain programming to Fox Broadcasting for the 2001-2002 broadcast season for broadcast on the Fox Kids Network. The closing of the Disney Acquisition will occur following receipt of required U.S. and foreign governmental or regulatory approvals, among other customary conditions to closing. The parties currently expect the Disney Acquisition to close in the fourth quarter of the 2001 calendar year. The Company will change its name following the Disney Acquisition.

     According to the terms of the Disney Purchase Agreement, Disney will purchase the Fox Subordinated Notes and the NAI Bridge Note from Fox Broadcasting and NAI, respectively, upon closing of the Disney Acquisition.

                          FOX FAMILY WORLDWIDE, INC.
                                (CONSOLIDATED)

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                             ----------------------------------
                                                                                   Acquired or
                                           Balance at          Charged to          Charged to                               Balance
                                          beginning of         Costs and              Other                                at end of
      Description                             Year              Expenses            Accounts          Deductions              Year
      -----------                         ------------         ----------          -----------        ----------           ---------
                                                                                  (in thousands)
Year ended June 30, 1999
 Allowance for doubtful accounts.......          1,594                990                     --            (91)               2,493
 Reserve for severance and related
  costs under acquisition..............         16,650                 --                     --         (8,873)               7,777
 Accruals for litigation and other
  related costs under acquisition......          4,800                 --                     --           (886)               3,914
Year ended June 30, 2000
 Allowance for doubtful accounts.......          2,493              2,011                    436           (252)               4,688
 Reserve for severance and related
  costs under acquisition..............          7,777                 --                     --         (2,713)               5,064
 Accruals for litigation and other
  related costs under acquisition......          3,914                 --                     --         (1,139)               2,775
Year ended June 30, 2001
 Allowance for doubtful accounts.......          4,688              1,593                     --           (960)               5,321
 Reserve for severance and related
  costs under acquisition..............          5,064                 --                     --         (1,917)               3,147
 Accruals for litigation and other
  related costs under acquisition......          2,775                 --                     --           (331)               2,444