Form 10-Q
period 2001-09-30
ABC FAMILY WORLDWIDE INC
filed 2001-11-14
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|_| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from July 1, 2001 to September 30, 2001

                        COMMISSION FILE NUMBER: 333-12995

                           ABC FAMILY WORLDWIDE, INC.
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

                          (FOX FAMILY WORLDWIDE, INC.)
       Former name, address and fiscal year, if changed since last report

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES |X|                             NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2001, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                            June 30,       September 30,
                                                              2001             2001
                                                           (audited)        (unaudited)
                                                          -------------    --------------
Assets:
Cash and cash equivalents.................................$     86,327     $      78,453
Restricted cash...........................................       8,225             8,227
Accounts receivable, net..................................     149,540           147,122
Amounts receivable from related parties, net..............     117,942           126,213
Programming costs, net....................................     710,101           656,795
Property and equipment, net...............................      48,693            44,760
Deferred income taxes.....................................       3,228             3,228
Intangible assets, net....................................   1,440,667         1,430,536
Other assets, net.........................................      35,076            34,367
                                                          -------------    --------------
  Total assets............................................$  2,599,799     $   2,529,701
                                                          =============    ==============
Liabilities and stockholders' deficit:
Accounts payable..........................................$     59,402            63,878
Accrued liabilities ......................................      94,367           167,561
Accrued programming costs.................................     151,495           146,959
Deferred revenues.........................................      36,105            33,928
Accrued participations....................................      33,781            33,337
Deferred income taxes.....................................      17,591            17,591
Bank and other debt.......................................   1,868,547         1,885,090
Amounts payable to related parties, net...................      22,672            22,930
                                                          -------------    --------------
  Total liabilities.......................................   2,283,960         2,371,274
                                                          -------------    --------------
Commitments and contingencies:

Series A Mandatorily Redeemable Preferred Stock,
  $0.001 par value; 500,000 shares authorized;
  345,000 shares issued and outstanding at June 30,
  2001 and September 30, 2001, respectively
  ($1,000 per share liquidation value) ...................     345,000           345,000
                                                          -------------    --------------
Minority interest.........................................      53,744            48,841
                                                          -------------    --------------
Stockholders' deficit:

  Preferred Stock, $0.001 par value; 2,000,000
    shares authorized of which 500,000 shares are
    designated as Series A Preferred Stock; no
    shares issued or outstanding..........................          --                --
  Class A Common Stock, $0.001 par value; 2,000,000
    shares authorized; 160,000 shares issued and
    outstanding at June 30, 2001 and September 30,
    2001, respectively....................................          --                --
  Class B Common Stock, $0.001 par value; 16,000,000
    shares authorized, 15,840,000 shares issued and
    outstanding at June 30, 2001 and September 30,
    2001, respectively....................................          16                16
  Contributed capital.....................................      78,671            78,671
  Accumulated other comprehensive loss....................      (8,468)           (8,618)
  Deficit.................................................    (153,124)         (305,483)
                                                          -------------    --------------
   Total stockholders' deficit............................     (82,905)         (235,414)
                                                          -------------    --------------
   Total liabilities and stockholders' deficit............$  2,599,799     $   2,529,701
                                                          =============    ==============


                             See accompanying notes.

                           ABC FAMILY WORLDWIDE, INC.,
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)
                                 (In thousands)

                                                            2000                    2001
                                                        ------------           -------------
 Revenues...........................................    $   156,955             $   133,591
                                                        ------------           -------------
 Costs and expenses:
    Production and programming......................         61,343                  56,644
    Selling, general and administrative.............         55,592                 114,026
    Depreciation....................................          2,649                   2,674
    Amortization of intangibles.....................         10,131                  10,131
                                                        ------------           -------------
                                                            129,715                 183,475
                                                        ------------           -------------
 Operating income (loss)............................         27,240                 (49,884)

 Equity in (loss) earnings of affiliates............           (262)                    236
 Minority interest share of losses..................            443                     458
 Interest expense, net..............................        (42,350)                (43,089)
                                                        ------------           -------------
 Loss before provision for income taxes and
   cumulative effect of accounting change...........        (14,929)                (92,279)
 Provision for income taxes.........................             --                      --
                                                        ------------           -------------
 Loss before cumulative effect of accounting change.        (14,929)                (92,279)
 Cumulative effect of accounting change, net of
   minority interest and tax........................             --                 (52,254)
                                                        ------------           -------------
 Net loss...........................................    $   (14,929)            $  (144,533)
                                                        ============           =============


                             See accompanying notes.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 2001
                                   (UNAUDITED)
                                 (In thousands)

                                                                           2000           2001
                                                                       ------------   ------------
OPERATING ACTIVITIES:
Net loss...........................................................    $   (14,929)   $  (144,533)
Adjustments to reconcile net loss to net cash provided
by operating activities:
      Amortization of programming costs............................         50,444         42,392
      Depreciation.................................................          2,649          2,674
      Amortization of intangibles..................................         10,131         10,131
      Amortization of debt issuance costs..........................            821            879
      Stock option compensation expense............................             --         61,047
      Equity in loss (earnings) of affiliates......................            262           (236)
      Minority interest in share of losses.........................           (443)          (458)
      Gain on sale of property and equipment.......................             --           (843)
      Cumulative effect of accounting change, net of tax and
        minority interest share....................................             --         52,254
      Non-cash interest expense....................................         22,184         25,018
      Changes in operating assets and liabilities:
         Restricted cash...........................................             (3)            (2)
         Accounts receivable, net..................................         26,635         (2,325)
         Amounts receivable from related parties, net..............           (377)        (8,271)
         Additions to production and programming costs.............       (117,599)       (45,142)
         Other assets..............................................         (1,854)           678
         Accounts payable and accrued liabilities..................         15,489         21,366
         Accrued programming costs.................................         29,834         (4,536)
         Accrued participations....................................          1,578           (444)
         Deferred revenues.........................................          4,740         (2,177)
                                                                       ------------   ------------
               Net cash provided by operating activities...........         29,562          7,472
                                                                       ------------   ------------
INVESTING ACTIVITIES:
Purchase of property and equipment.................................           (631)        (1,122)
Proceeds from sale of property and equipment.......................             --          2,562
Other..............................................................          1,761           (743)
                                                                       ------------   ------------
               Net cash provided by investing activities...........          1,130            697
                                                                       ------------   ------------
FINANCING ACTIVITIES:
Paydown on bank borrowings.........................................           (186)        (8,408)
Paydown on NAI Bridge Loan.........................................            (67)           (67)
Dividends on Preferred Stock.......................................         (7,826)        (7,826)
Advances from related parties......................................            377            258
                                                                       ------------   ------------
               Net cash used in financing activities...............         (7,702)       (16,043)
                                                                       ------------   ------------
Increase (decrease) in cash and cash equivalents...................         22,990         (7,874)
Cash and cash equivalents at beginning of period...................         89,674         86,327
                                                                       ------------   ------------
Cash and cash equivalents at end of period.........................    $   112,664    $    78,453
                                                                       ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
      Interest (net of amounts capitalized)........................    $     6,967    $     5,009
                                                                       ============   ============
      Income taxes.................................................    $       667    $       633
                                                                       ============   ============




                             See accompanying notes.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


Note 1--Preparation of Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements of ABC Family Worldwide, Inc., formerly known as Fox Family Worldwide, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. (See Note 5 - Subsequent Event, regarding change in fiscal year)

     These interim unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

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


Note 2--Comprehensive Loss

     Comprehensive loss for the three months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                2000            2001
                                            ------------     -----------
Net loss                                    $   (14,929)     $ (144,533)
Foreign currency translation adjustment            (741)           (150)
                                            ------------     -----------
Comprehensive loss                          $   (15,670)     $ (144,683)
                                            ============     ===========

Note 3--Business Segment Reporting

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

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                             Production
                                                 and
                                             Distribution   Broadcasting      Other          Total
                                             ------------   ------------    -----------    ----------
THREE MONTHS ENDED SEPTEMBER 30, 2000:
   Revenues...............................   $    57,931    $    99,003     $      21      $ 156,955
   Income (loss) before interest,
     income taxes, depreciation and
     amortization of intangibles..........   $    24,473    $    20,610     $  (4,882)     $  40,201

THREE MONTHS ENDED SEPTEMBER 30, 2001:
   Revenues...............................   $    21,638    $   111,865     $      88      $ 133,591
   Income (loss) before interest,
     income taxes, depreciation and
     amortization of intangibles..........   $     5,437    $    22,840     $ (64,662)     $ (36,385)


     The following table reconciles segment income (loss) before interest, income taxes, depreciation and amortization of intangibles to the Company's condensed consolidated statements of operations (in thousands):

                                                          Three Months Ended
                                                             September 30,
                                                         2000          2001
                                                       ----------   ----------
    Segment income (loss) before interest,
      income taxes, depreciation and amortization
      of intangibles.................................. $  40,201    $  (36,385)
    Amortization of intangibles.......................   (10,131)      (10,131)
    Interest expense, net.............................   (42,350)      (43,089)
    Depreciation......................................    (2,649)       (2,674)
    Provision for income taxes........................        --            --
                                                       ----------    ----------
    Loss before cumulative effect of accounting
      change..........................................   (14,929)      (92,279)
    Cumulative effect of accounting change,
       net of minority interest and tax...............        --       (52,254)
                                                       ----------    ----------
    Net loss.......................................... $ (14,929)    $(144,533)
                                                       ==========    ==========

Note 4--New Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53. The companies that were previously subject to the requirements of SFAS No. 53 are now required to follow the guidance of Statement of Position 00-2, "Accounting by Producers and Distributors of Films" ("SOP 00-2"), issued by the American Institute of Certified Public Accountants. SOP 00-2 requires that advertising and other exploitation costs for theatrical and television product be expensed as incurred. This compares to the Company's prior policy of capitalizing and then expensing advertising cost for theatrical and television product over the related revenue streams, as prescribed under SFAS No. 53. In addition, SOP 00-2 requires development costs for abandoned projects after three years and certain indirect overhead costs to be charged directly to expense, instead of those costs being capitalized to programming costs, which was required under the previous accounting standard. The Company also is required to classify film additions to operating activities in the statements of cash flow as opposed to the Company's former policy of including these as investing activities. The Company adopted SOP 00-2 during the first quarter of the fiscal year ending June 30, 2002. The effect of adopting SOP 00-2 resulted in a one-time, non-cash, after tax charge as a cumulative effect of accounting change of approximately $52,254,000, which is net of minority interest share of approximately $4,464,000.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will implement SFAS No. 142 on October 1, 2002. The impact of such adoption has not been determined.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on October 1, 2002. The impact of such adoption has not been determined.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiary for which control is likely to be temporary. The Company will adopt SFAS No. 144 on October 1, 2002. The Company has not yet determined the impact of such adoption.

Note 5--Subsequent Event

     On October 24, 2001, The Walt Disney Company ("Disney") completed its previously announced acquisition (the "Acquisition") of all the outstanding common stock of the Company from Fox Broadcasting Sub, Inc., a subsidiary of Fox Broadcasting Company ("FBC") and indirect subsidiary of The News Corporation Limited; Haim Saban and certain affiliated parties and entities controlled by Mr. Saban; and Allen & Company Incorporated. The final purchase price for the Acquisition was $5.2 billion, including approximately $2.9 billion in cash and the assumption of approximately $2.3 billion of obligations of the Company. Disney funded the purchase price from a combination of operating cash flow and capital market borrowings.

     In connection with the closing of the Acquisition, all outstanding debt under the Company's Credit Facility was repaid in full and the Credit Facility was terminated. In addition, Disney purchased the subordinated promissory notes issued by the Company to the FBC from FBC and a note issued by the Company to News America Incorporated in the amount of $345.5 million from News America Incorporated.

     In addition, pursuant to the closing of the Acquisition and in accordance with the terms of their respective employment agreements, the Company made certain cash payments to the Company stock option holders with respect to the option shares held by each such option holder, and the number of such option shares outstanding was reduced to zero. Additional stock option expense of $61.0 million was recorded during the three months ended September 30, 2001 as selling, general and administrative expense related to the valuation and exercise of the option shares.

     Immediately following the closing of the Acquisition, the Company ceased to broadcast the Fox Kids Network ("FKN"), which is now operated by FBC. The Company provided, under a licensing fee agreement, certain programming to FBC for the 2001-2002 broadcast season for broadcast on FKN. It is anticipated that the transfer of FKN to FBC will result in a reduction in the revenues and production and programming costs of the Company in the near future, although the impact is not anticipated to have a material effect on the results of the Company.

     Upon closing of the Acquisition, the Company filed a Certificate of Amendment to its Certificate of Incorporation changing its corporate name to "ABC Family Worldwide, Inc."

     On October 24, 2001, Moody's Investor Service ("Moody's") announced that it had upgraded the Company's senior unsecured notes due in 2007 to Baa1 from B1 following completion of the Acquisition. In addition, on October 24, 2001, Standard & Poor's announced that it had raised the Company's senior unsecured debt rating from B to A-, following completion of the Acquisition. As a result of the ratings upgrades by Moody's and Standard & Poor's, Section 10.20 of each of the indentures, dated as of October 28, 1997, governing the Company's 9 1/4% Senior Notes due 2007 and 10 1/4% Senior Discount Notes due 2007 provides that certain covenants of the Company under the respective indentures no longer apply.

     On October 24, 2001, following the closing of the Acquisition, the Company adopted a new fiscal year ending September 30, replacing its prior fiscal year ending June 30.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the ABC Family Channel (formerly the Fox Family Channel); (c) the impact of competition; and (d) the expansion of the Company's international channels and certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

     For the three-month period ended September 30, 2001, revenues decreased 14.9% to $133.6 million as compared to $157.0 million for the same three-month period of the prior year. The revenue decrease of $23.4 million primarily resulted from lower revenues at the Company's production and distribution segment partially offset by higher revenues at the Company's broadcast segment. The Company's production and distribution segment posted decreased revenues of $36.3 million primarily as a result of lower revenues from the Company's direct-to-video movie library in the current quarter as compared to the prior year and revenues generated in the prior year from the library sold to an affiliate of the Company in the second half of fiscal 2001. Revenues for the Company's broadcast segment increased $12.9 million. This segment posted higher domestic cable and international subscription and ad sales revenues partially offset by lower domestic network ad sales revenues.

     Production and programming costs for the three-month period ended September 30, 2001 decreased 7.7% to $56.6 million as compared to $61.3 million for the same three-month period of the prior year. The decrease in production and programming costs is attributable to lower amortization expense due to the revenue decrease and the Company's mix of revenues as compared to the prior year. Production and programming costs as a percentage of total revenues increased to 42.4% for the three-month period ended September 30, 2001 from 39.1% for the comparable prior year period.

     Selling, general and administrative expenses increased 105.1% to $114.0 million for the three-month period ended September 30, 2001, from $55.6 million for the same three months of the prior year. This increase is due to stock option compensation expense of $61.0 million reflecting the increase in value of the Company's stock based on the Disney purchase price (see "Note 5 -- Subsequent Event" to the Condensed Consolidated Financial Statements). This increase was partially offset by lower marketing costs at the Fox Family Channel and Fox Kids Network. The prior year period included costs related to the rebranding of the Fox Family Channel. No such costs were incurred in the current period.

     Amortization of intangible assets for the three-month period ended September 30, 2001 results from the acquisition of International Family Entertainment, Inc. ("IFE"). These intangible assets are being amortized over 40 years.

     The equity in (loss) earnings of affiliates represents the Company's portion of the (losses) earnings generated by the Company's international channel in Spain for the three months ended September 30, 2000 and 2001 and in The Netherlands for the three months ended September 30, 2000.

     Minority interest primarily represents the minority interest share of losses of the Company's European subsidiary, Fox Kids Europe, N.V. ("FKE").

     Interest expense increased slightly for the three-month period ended September 30, 2001, as compared to the same period in 2000. The increase is principally due to higher levels of subordinated debt, offset by lower interest rates on the Company's bank facility borrowings.

     The Company was in a loss position for the three month periods ended September 30, 2000 and 2001. Accordingly, no U.S. or state taxes have been provided for. In addition, there were no material foreign withholding taxes for the three-month periods ended September 30, 2000 and 2001.

     The cumulative effect of accounting change relates to the Company's adoption of SOP 00-2 as of July 1, 2001 (see "Note 4 - New Accounting Pronouncements" to the Condensed Consolidated Financials Statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements historically arose from interest payments on the Company's credit facility (the "Credit Facility"), the 9 1/4% Senior Notes due 2007 and the dividend payments on the Company's Series A Mandatorily Redeemable Preferred Stock. As part of the Acquisition, all outstanding debt under the Credit Facility was repaid in full and the Credit Facility was terminated. The Company further anticipates certain seasonal working capital needs related to the development, production and acquisition of programming, the financing of accounts receivable and other related operating costs. The Company, on a regular basis has had, and intends to continue to engage in, exploratory discussions concerning programming and other acquisition opportunities, and any such acquisition could result in additional capital requirements. The Company's current principal sources of liquidity include cash generated from operations and funding from the Company's parent company.

     The Credit Facility was comprised of a seven-year amortizing term loan and a seven-year reducing revolving credit facility. The maximum borrowings allowed under the facility as of September 30, 2001 were $112.0 million for the term loan and $355.0 million for the revolving credit facility. The Credit Facility was scheduled to terminate September 29, 2004. Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either LIBOR plus a .75% interest rate margin or the base rate. As of September 30, 2001, no additional borrowings were available. In connection with the closing of the Acquisition, all outstanding debt under the Credit Facility was repaid on October 24, 2001 and the Credit Facility was terminated.

     Net cash provided by operating activities of the Company for the three months ended September 30, 2001 was $7.5 million as compared to $29.6 million for the three months ended September 30, 2000. This decrease is primarily due to the decrease in operating income for the three months ended September 30, 2001, as compared to the prior period, the timing of accounts receivable collections during the period as well as the timing of production, programming and other payments.

     Net cash provided by investing activities of the Company during the three months ended September 30, 2001 and 2000 was $0.7 million and $1.1 million, respectively. The net cash flow provided by investing activities for the three months ended September 30, 2001 and 2000 primarily reflected the sale of property and equipment and other investment activities partially offset by purchases of property and equipment.

     Net cash used in financing activities of the Company during the three months ended September 30, 2001 and 2000 was $16.0 million and $7.7 million, respectively. The financing activities for the three months ended September 30, 2001 relate to advances from related parties, payments of dividends related to the Company's Series A Mandatorily Redeemable Preferred Stock and paydown of bank borrowings, while the financing activities for the three months ended September 30, 2000 related primarily to dividend payments and advances from related parties.

     The Company's total unrestricted cash and cash equivalents balance at September 30, 2001 was $78.5 million.

     The Company believes that cash flow from operations, cash on hand and funding from the Company's parent company, The Walt Disney Company, should be sufficient to fund its operations and service its debt for the foreseeable future.

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

     The following table sets forth the Company's revenues and earnings before interest, income taxes, depreciation and amortization of intangibles for the three-month periods ended September 30, 2000 and 2001 (in thousands).

                                                      Three Months Ended
                                                        September 30,
                                                       2000         2001
                                                    -----------  -----------
REVENUES:
     Production and distribution.................   $   57,931   $   21,638
     Broadcasting................................       99,003      111,865
     Other.......................................           21           88
                                                    -----------  -----------
            Total revenues.......................   $  156,955   $  133,591
                                                    ===========  ===========
EBITDA:
     Production and distribution.................   $   24,473   $    5,437
     Broadcasting................................       20,610       22,840
     Other.......................................       (4,882)     (64,662)
                                                    -----------  -----------
            Total EBITDA.........................       40,201      (36,385)

OTHER EXPENSE:
     Interest expense, net.......................       42,350       43,089
     Depreciation................................        2,649        2,674
     Amortization of intangibles.................       10,131       10,131
                                                    -----------  -----------
Loss before provision for income taxes and
   cumulative effect of accounting change........      (14,929)     (92,279)
Provision for income taxes.......................           --           --
                                                    -----------  -----------
Loss before cumulative effect of accounting
   change........................................      (14,929)     (92,279)
Cumulative effect of accounting change, net of
   minority interest and tax.....................           --      (52,254)
                                                    -----------  -----------
Net loss.........................................   $  (14,929)  $ (144,533)
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

     The Company had no interest rate swaps, outstanding foreign exchange contracts, or other material financial instruments outstanding at September 30, 2001.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS:

          None.

     (b)  REPORTS ON FORM 8-K:

          Current Report on Form 8-K dated July 23, 2001 and reporting Items 5 and 7.

          Current Report on Form 8-K dated October 24, 2001 and reporting Items 5 and 7.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ABC FAMILY WORLDWIDE, INC.


Date: November 14, 2001                  /S/ MEL WOODS
                                         --------------------------------------
                                         Mel Woods
                                         President, Chief Operating Officer and
                                         Chief Financial Officer (Principal
                                         Financial Officer)