Form 10-Q
period 2001-12-31
ABC FAMILY WORLDWIDE INC
filed 2002-02-14
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

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

                          500 SOUTH BUENA VISTA STREET
                           BURBANK, CALIFORNIA 91521
                   (Address of principal executive offices)

      Registrant's Telephone Number, Including Area Code: (818) 560-1000

                           ABC Family Worldwide, Inc.
                              10960 Wilshire Blvd.
                              Los Angeles, CA 90024

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES |X|      NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 1, 2002, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (unaudited; in thousands, except share data)

                                                December 31,  September 30,
                                                    2001           2001
                                                ------------  -------------
Assets:
Cash and cash equivalents.......................$    80,875   $    78,453
Restricted cash.................................      8,228         8,227
Accounts receivable, net........................    161,127       147,122
Amounts  receivable from related  parties,           36,796       126,213
net
Programming costs, net..........................    405,854       656,795
Property and equipment, net.....................     36,907        44,760
Deferred income taxes...........................     44,577         3,228
Intangible assets, net..........................  1,420,406     1,430,536
Other assets, net...............................     27,458        34,367
                                                ------------  ------------
  Total assets..................................$ 2,222,228   $ 2,529,701
                                                ============  ============
Liabilities and stockholders' deficit:
Accounts and taxes payable......................$   115,469   $    97,415
Accrued liabilities ............................     76,368       134,024
Accrued programming costs.......................    148,601       146,959
Deferred revenues...............................     42,735        33,928
Accrued participations..........................     31,990        33,337
Deferred income taxes...........................     44,577        17,591
Bank and other debt.............................  1,038,983     1,507,071
Amounts payable to related parties, net.........    934,787       400,949
                                                ------------  ------------
  Total liabilities.............................  2,433,510     2,371,274
                                                ------------  ------------

Commitments and contingencies:

Series A Mandatorily  Redeemable Preferred
Stock, $0.001 par value;
  500,000 shares authorized; 345,000
  shares issued and outstanding at
  September 30, 2001 and December 31,
  2001, respectively
  ($1,000 per share liquidation value) .........    345,000       345,000
                                                ------------  ------------

Minority interest...............................     50,171        48,841
                                                ------------  ------------

Stockholders' deficit:
  Preferred   Stock,   $0.001  par  value;
   2,000,000  shares  authorized  of which
   500,000   shares  are   designated   as
   Series A  Preferred  Stock;  no  shares
   issued or outstanding........................         --           --
  Class A Common Stock,  $0.001 par value;
   2,000,000 shares authorized;  160,000
   shares issued and outstanding at
   September 30, 2001 and December 31, 2001,
   respectively.................................         --           --
  Class B Common Stock,  $0.001 par value;
   16,000,000 shares authorized, 15,840,000
   shares issued and outstanding at
   September 30, 2001 and December 31, 2001,
   respectively.................................         16            16
  Contributed capital...........................     78,671        78,671
  Accumulated other comprehensive loss..........     (8,888)       (8,618)
  Deficit.......................................   (676,252)     (305,483)
                                                ------------  ------------
   Total stockholders' deficit..................   (606,453)     (235,414)
                                                ------------  ------------
   Total liabilities  and  stockholders'
     deficit....................................$ 2,222,228   $ 2,529,701
                                                ============  ============


            See notes to condensed consolidated financial statements

                           ABC FAMILY WORLDWIDE, INC.,
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           December 31, 2001 and 2000
                            (unaudited, in thousands)

                                                   2001         2000
                                               -----------   -----------

 Revenues..................................    $  134,733    $  184,926

 Costs and expenses:

    Production and programming.............       (56,102)      (69,323)

    Selling, general and administrative....       (75,769)      (52,576)

    Depreciation...........................        (2,889)       (2,708)

    Amortization of intangible assets......       (10,130)      (10,130)

    Acquisition charges....................      (308,225)           --

 Interest expense, net....................        (43,468)      (42,752)

 Equity in earnings of affiliates..........           232         1,913

 Minority interests........................        (1,324)         (892)
                                               -----------   -----------
 (Loss) income before income taxes.........      (362,942)        8,458

 Income taxes..............................            --            --
                                               -----------   -----------

 Net (loss) income.........................    $ (362,942)   $    8,458
                                               ===========   ===========




























            See notes to condensed consolidated financial statements

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 2001 and 2000
                            (unaudited, in thousands)

                                                           2001         2000
                                                        ----------   ----------
OPERATING ACTIVITIES:
Net (loss) income ..................................... $ (362,942)  $   8,458
Adjustments to reconcile net (loss) income to net
 cash used in operating activities:
     Depreciation......................................      2,889       2,708
     Amortization of intangibles.......................     10,130      10,130
     Non-cash acquisition charges......................    275,804          --
     Equity in earnings of affiliates..................       (232)     (1,913)
     Minority interest in share of earnings............      1,324         892
     Other.............................................     (1,584)         (3)
     Changes in operating assets and liabilities:
       Accounts receivable, net........................    (14,005)    (60,940)
       Amounts receivable from related parties, net....     89,417      (1,548)
       Additions to production and programming costs...     (7,138)      1,963
       Other assets....................................      6,882         572
       Accounts and taxes payable and accrued
        liabilities....................................    (34,488)     (2,484)
       Accrued programming costs.......................      1,642      (4,783)
       Accrued participations..........................     (1,347)     (5,804)
       Deferred income taxes...........................    (14,363)         --
       Deferred revenues...............................      8,807         743
                                                        -----------  ----------
            Net cash used in operating activities......    (39,204)    (52,009)
                                                        -----------  ----------

INVESTING ACTIVITIES:
Purchase of property and equipment.....................       (616)     (3,549)
Other..................................................         (5)        867
                                                        -----------  ----------
            Net cash used in investing activities......       (621)     (2,682)
                                                        -----------  ----------

FINANCING ACTIVITIES:
Proceeds from bank borrowings..........................         --       5,000
Paydown on bank borrowings.............................   (466,878)       (124)
Paydown on NAI Bridge Loan.............................         --         (67)
Dividends on Preferred Stock...........................     (7,827)     (7,827)
Paydowns on Senior Notes and Senior Discount Notes.....     (5,455)         --
Advances from related parties..........................    522,407         382
                                                        -----------  ----------
            Net cash provided by (used in)financing
             activities................................     42,247      (2,636)
                                                        -----------  ----------

Increase (decrease) in cash and cash equivalents..           2,422     (57,327)
Cash and cash equivalents at beginning of period..          78,453     112,664
                                                        -----------  ----------
Cash and cash equivalents at end of period........      $   80,875   $  55,337
                                                        ===========  ==========











            See notes to condensed consolidated financial statements

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited; in thousands)


1. The accompanying unaudited condensed consolidated financial statements of ABC Family Worldwide, Inc., formerly known as Fox Family Worldwide, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three-month period December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

     As discussed in Note 2, the Company was acquired by The Walt Disney Company (Disney) on October 24, 2001. These interim unaudited condensed consolidated financial statements continue to reflect the Company's historical cost basis of accounting and do not reflect the push-down of any fair value adjustments made by Disney in its accounting for the acquisition. The Company continues to have outstanding publicly traded debt securities and, accordingly, continues to report its financial statements prepared on a basis consistent with periods prior to the acquisition by Disney.

     These interim unaudited condensed consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, and the Company's Transition Report on Form 10-Q for the transition period from July 1, 2001 to September 30, 2001.

     The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management periodically reviews and revises its estimates of future broadcast airings and revenues, as necessary, which may result in revised amortization of its programming costs. Results of operations may be significantly affected by the periodic adjustments in such amortization.

2. On October 24, 2001, Disney completed its previously announced acquisition of all the outstanding common stock of the Company.

     In connection with the acquisition by Disney, the Company repaid $466.9 million of borrowings under its credit facility and the facility was terminated. This payment was funded by an advance from Disney totaling $522.4 million. Additionally, Disney repaid certain subordinated borrowings that the Company had with one of its former shareholders totaling $394.3 million.

     In addition, pursuant to the closing of the acquisition and in accordance with the terms of their respective employment agreements, the Company made cash payments totaling $74.1 million to Company stock option holders for the vested option shares held by each option holder. There are no more options outstanding. The stock option expense related to these options had been previously recorded by the Company.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited; in thousands)


     Immediately following the closing of the acquisition, the Company ceased to broadcast the Fox Kids Network (FKN), which is now operated by Fox Broadcasting Company (Fox). The Company will provide, under a licensing fee agreement, certain programming to Fox for the 2001-2002 broadcast season for broadcast on FKN.

     On October 24, 2001, Moody's Investor Service announced that it had upgraded the Company's senior unsecured notes due in 2007 to Baa1 from B1 following the completion of the acquisition by Disney. In addition, Standard & Poor's announced that it had raised the Company's senior unsecured debt rating from B to A-, following the completion of the acquisition. As a result of these ratings upgrades, certain debt covenants no longer apply.

     During the quarter, the Company recorded merger charges totaling $308.2 million due primarily to changes in its strategic direction resulting from the acquisition by Disney. The charges were primarily for write-offs of programming that, under Disney management, will not be utilized. Management is in the process of finalizing its determination of programming utilization and additional write-offs may be recorded. Additionally, the charges included one-time acquisition bonuses to certain Company executives and fixed asset write-downs and leasehold termination costs for facilities that will not be used.

     Following the acquisition, the Company will file consolidated federal income tax returns with The Walt Disney Company. The Company determines its federal tax liability principally on a separate company basis and pays any liability to Disney. State tax returns are filed on an individual company basis except for certain states where they are filed on a combined basis with Disney. The Company determines its state tax liability for those combined states on a separate company basis and pays any liability to Disney.

3. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

                                                            Three Months
                                                         Ended December 31,
                                                        ----------------------
                                                          2001         2000
                                                        ---------    ---------
Revenues:
   Broadcasting                                       $ 112,906    $ 141,189
   Production and Distribution                           21,827       43,737
                                                        ---------    ---------
                                                      $ 134,733    $ 184,926
                                                        =========    =========
Segment operating income (loss):
   Broadcasting                                       $  15,144    $  45,266
   Production and Distribution                          (13,248)      14,804
                                                        ---------    ---------
                                                      $   1,896    $  60,070
                                                        =========    =========

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income
(loss) before income taxes is as follows:

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited; in thousands)

                                                            Three Months
                                                         Ended December 31,
                                                        ----------------------
                                                          2001         2000
                                                        ---------    ---------
Segment operating income                              $    1,896    $  60,070
Corporate and unallocated shared expenses                 (1,923)         249
Amortization of intangible assets                        (10,130)     (10,130)
Interest expense, net                                    (43,468)     (42,752)
Equity in the earnings of affiliates                         232        1,913
Acquisition charges                                     (308,225)          -
Minority interests                                        (1,324)        (892)
                                                        ---------    ---------
(Loss) income before income taxes                     $ (362,942)   $   8,458
                                                        =========    =========

4. Comprehensive (loss) income for the three months ended December 31, 2001 and 2000 are as follows:

                                                          2001          2000
                                                        --------     ---------
Net (loss) income                                     $ (362,942)  $    8,458
Foreign currency translation adjustment                    (270)         (476)
                                                        --------     ---------
Comprehensive (loss) income                           $ (363,212)  $    7,982
                                                        =========    =========

5. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Board also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective October 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective October 1, 2001 and such adoption did not have a material impact on its consolidated results of operations and financial position.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2001 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

     Broadcasting revenues are influenced by advertiser demand and the seasonal nature of programming, and generally peak in the spring and fall.

     Production and distribution revenues fluctuate based upon the timing of the release of product. Release dates are determined by several factors, including product availability, timing of vacation and holiday periods and competition in the market.

RESULTS OF OPERATIONS

     Revenues for the quarter decreased 27.1%, or $50.2 million, to $134.7 million compared to the prior-year quarter. The decrease was driven by declines of $28.3 million and $21.9 million in broadcasting and production and distribution, respectively. Decreased broadcasting revenues were primarily due to the fact that the Company ceased to broadcast the Fox Kids Network upon the close of the acquisition by Disney, which reduced revenues by $18.3 million, and lower domestic advertising sales revenues, offset slightly by higher domestic cable and international subscription revenues. The weak advertising market contributed to the remainder of the decline. Decreased production and distribution revenues reflected lower domestic merchandising and toy revenues due to lower licensing revenues from Digimon and Power Rangers merchandise and lower foreign syndication revenues due to decreased production activity and several large non-recurring deals in the prior year.

     Production and programming costs decreased 19%, or $13.2 million, to $56.1 million. Production and programming costs as a percentage of total revenues increased to 41.6% for the current period from 37.5% for the prior-year quarter. The increase in production and programming costs as a percentage of revenues is primarily due to an increase in airings of higher cost off-network programming on the ABC Family Channel, as well as the Company's mix of domestic and foreign revenues.

     Selling, general and administrative expenses increased 44.1%, or $23.2 million, to $75.8 million as compared to the prior year quarter, reflecting higher legal and bad debt expenses and higher costs from international broadcast operations due to expansion, partially offset by decreases due to the transfer of the Fox Kids Network to Fox.

     During the quarter, the Company recorded merger charges totaling $308.2 million due primarily to changes in its strategic direction resulting from the acquisition by Disney. The charges were primarily for write-offs of programming that, under Disney management, will not be utilized. Management is in the process of finalizing its determination of programming utilization and additional write-offs may be recorded. Additionally, the charges included one-time acquisition bonuses to certain Company executives and fixed asset write-downs and leasehold termination costs for facilities that will not be used.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net loss for the quarter was $362.9 million, compared to net income of $8.5 million for the prior-year quarter. The current period loss was driven by acquisition charges, decreased revenues and higher programming costs. The Company has not provided for any income tax provision on benefit during the current or prior-year periods. The combination of current losses and prior-year loss carry forwards resulted in no income tax liability and accordingly no provision. The Company has not recorded any income tax benefit as it is not certain that those benefits will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the quarter was $39.2 million, compared to $52.0 million for the prior-year period, primarily due to the timing of the collection of accounts receivable and related party receivables, partially offset by stock option payments made in conjunction with the Disney acquisition and lower operating results before the acquisition charges.

     Net cash used in investing activities was $0.6 million and $2.7 million for the current and prior-year quarter, respectively, and was primarily for property and equipment purchases.

     Net cash provided by (used in) financing activities was $42.2 million and $(2.6) million for the current and prior-year quarter, respectively. In connection with the acquisition, all outstanding debt under the credit facility ($466.9 million) was repaid and the credit facility was terminated. This repayment was funded by an advance from Disney totaling $522.4 million. Additionally, during the quarter, the Company paid $7.8 million in preferred dividends and repaid $5.5 million of its senior notes and senior discount notes.

     On November 1, 2001, the Company made an election to change the payment terms on its 10.25% senior discount notes. Whereas interest on this debt accrued semiannually to the principal balance to be paid at maturity, on November 1, 2001, the Company elected to change to semiannual cash interest payments with the first payment being due May 1, 2002.

     Commitments to purchase broadcast programming were approximately $305 million at December 31, 2001. The Company expects to continue to enter into commitments to purchase broadcast programming rights.

     Management believes that cash flow from operations, cash on hand and funding from Disney, should be sufficient to fund its operations and service its debt for the foreseeable future.

OTHER MATTERS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144), in August and October 2001, respectively.

     SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective October 1, 2002, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position. However, the Company expects that a substantial amount of its intangible assets will no longer be amortized.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective October 1, 2001 and such adoption did not have a material impact on its consolidated results of operations and financial position.

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

     The Company had no interest rate swaps, foreign exchange or other material financial instruments outstanding at December 31, 2001.

     The Company's management believes that fluctuations in interest rates and currency exchange rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate and currency exchange rate fluctuations.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FORWARD LOOKING STATEMENTS

     This filing contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (a) trends affecting the Company's financial condition or results of operations; (b) the Company's programming on the ABC Family Channel (formerly the Fox Family Channel); (c) the impact of competition; (d) strategic decisions by Disney; and
(e) the expansion of the Company's international channels and certain other operations. The readers of this filing are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in this filing, including, without limitation, those risks and uncertainties discussed under the headings "Factors That Could Impact Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as well as the information set forth below. The Company does not ordinarily make projections of its future operating results and undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review the risk factors referred to above and the other documents the Company files from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, the quarterly reports on Form 10-Q filed by the Company, and any current reports on Form 8-K filed by the Company.

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

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 24, 2001, the stockholders of the Company gave their unanimous written consent to the adoption of an amendment to the Company's Certificate of Incorporation changing the Company's corporate name from "Fox Family Worldwide, Inc." to "ABC Family Worldwide, Inc."

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits:

               None

    (b)        Reports on Form 8-K:

               Current Report on Form 8-K dated October 24, 2001 and reporting Items 5 and 7.

               Current Report on Form 8-K dated November 20, 2001 and reporting
               Item 5.

               Current Report on Form 8-K dated December 6, 2001 and reporting Items 5 and 7.

               Current Report on Form 8-K dated December 12, 2001 and reporting Items 5 and 7.

               Current Report on Form 8-K dated December 28, 2001 and reporting Items 4 and 7.

                                       SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ABC FAMILY WORLDWIDE, INC.




Date: February 14, 2002                      /s/ Mel Woods
                                             ---------------------------
                                             Mel Woods
                                             President, Chief Operating Officer
                                             and Chief Financial Officer
                                             (Principal Financial Officer)