Form 10-Q
period 2002-03-31
ABC FAMILY WORLDWIDE INC
filed 2002-05-15
CIK 1023186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2002



                       COMMISSION FILE NUMBER: 333-12995

                          ABC FAMILY WORLDWIDE, INC.


              DELAWARE                                  95-4596247
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                          500 SOUTH BUENA VISTA STREET
                           BURBANK, CALIFORNIA 91521

      Registrant's Telephone Number, Including Area Code: (818) 560-1000

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES |X| NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2002, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

                           PART I. FINANCIAL INFORMATION

                             ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                    (unaudited; in thousands, except share data)

                                                 March 31,     September 30,
                                                    2002          2001
                                                ------------   -----------
Assets:
Cash and cash equivalents.......................$    62,412    $   78,453
Restricted cash.................................      8,229         8,227
Accounts receivable.............................    155,238       147,122
Amounts receivable from related parties.........     13,950       126,213
Programming costs...............................    393,116       656,795
Property and equipment, net.....................     35,412        44,760
Deferred income taxes...........................     44,577         3,228
Intangible assets, net..........................  1,410,275     1,430,536
Other assets....................................     29,030        34,367
                                                 ------------  -----------

  Total assets..................................$ 2,152,239    $2,529,701
                                                 ============  ===========

Liabilities and stockholders' deficit:
Accounts and taxes payable......................$    91,359    $   97,415
Accrued liabilities ............................    123,887       134,024
Accrued programming costs.......................    153,863       146,959
Deferred revenues...............................     38,763        33,928
Accrued participations..........................     31,358        33,337
Deferred income taxes...........................     44,577        17,591
Bank and other debt.............................  1,039,200     1,507,071
Amounts payable to related parties..............    946,238       400,949
                                                ------------  -----------
  Total liabilities.............................$ 2,469,245   $ 2,371,274
                                                ------------  -----------


Commitments and contingencies:

Series A Mandatorily  Redeemable Preferred
Stock, $0.001 par value;
  500,000 shares authorized; 345,000
  shares issued and outstanding at
  September 30, 2001 and March 31, 2002,
  respectively
  ($1,000 per share liquidation value) .........    345,000       345,000
                                                ------------  -----------

Minority interest...............................     50,195        48,841
                                                ------------  -----------

Stockholders' deficit:
  Preferred   Stock,   $0.001  par  value;
   2,000,000  shares  authorized  of which
   500,000   shares  are   designated   as
   Series A  Preferred  Stock;  no  shares
   issued or outstanding........................         --           --
  Class A Common Stock,  $0.001 par value;
      2,000,000 shares
   authorized;  160,000  shares issued and
   outstanding  at September  30, 2001 and
   March 31, 2002, respectively.................         --           --
  Class B Common Stock,  $0.001 par value;
      16,000,000 shares
   authorized,  15,840,000  shares  issued
   and  outstanding  at September 30, 2001
   and March 31, 2002, respectively.............         16           16
  Contributed capital...........................     78,671       78,671
  Accumulated other comprehensive loss..........     (9,076)      (8,618)
  Deficit.......................................   (781,812)    (305,483)
                                                ------------  -----------
   Total stockholders' deficit..................   (712,201)    (235,414)
                                                ------------  -----------
   Total liabilities and stockholders' deficit..$ 2,152,239   $ 2,529,701
                                                ============  ===========





              See notes to condensed consolidated financial statements

                            ABC FAMILY WORLDWIDE, INC.,
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited; in thousands)

                                      Three Months             Six Months
                                     Ended March 31,         Ended March 31,
                                  ---------------------   ---------------------
                                    2002        2001        2002        2001
                                  ---------   ---------   ---------   ---------
 Revenues                         $ 112,134   $ 179,500   $ 246,867   $ 364,426

 Costs and expenses:
   Production and programming...    (53,385)    (82,177)   (109,487)   (151,500)

   Selling, general and
    administrative..............    (47,404)    (51,919)   (123,173)   (104,495)
    Depreciation................     (1,229)     (2,297)     (4,118)     (5,005)
    Amortization of intangible
     assets.....................    (10,131)    (10,131)    (20,261)    (20,261)
    Acquisition charges.........    (55,564)         --    (363,789)         --
 Interest expense, net..........    (42,671)    (42,467)    (86,139)    (85,219)
 Equity in earnings of affiliates.      374        (362)        606       1,551
 Minority interests...............      (29)        684      (1,353)       (208)
                                   ---------  ---------   ---------   ---------
 Loss before income taxes........   (97,905)     (9,169)   (460,847)       (711)
 Income taxes....................        --          --          --          --
                                   ---------  ---------   ----------  ---------
 Net loss........................  $(97,905)  $  (9,169)  $(460,847)  $    (711)
                                   =========  =========   =========   =========


              See notes to condensed consolidated financial statements

                             ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited; in thousands)

                                                           Six Months Ended
                                                               March 31,
                                                        -----------------------
                                                            2002         2001
                                                         ---------   ---------
OPERATING ACTIVITIES:
Net loss..........................................      $ (460,847)  $    (711)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation.................................           4,118       5,005
     Amortization of intangibles..................          20,261      20,261
     Non-cash acquisition charges.................         315,784          --
     Equity in earnings of affiliates.............            (606)     (1,551)
     Minority interest in share of earnings.......           1,353         208
     Other........................................              (5)         (6)
     Changes in operating assets and liabilities:
        Accounts receivable.......................          (3,373)    (40,731)
        Amounts receivable from related parties...          89,591     (63,244)
        Additions to production and programming costs.     (41,213)     (1,380)
        Other assets..............................           5,493       5,665
        Accounts   and  taxes   payable   and  accrued
          liabilities.............................         (28,836)     41,557
        Accrued programming costs.................          14,391     (15,787)
        Accrued participations....................          (1,979)     (5,557)
        Deferred income taxes.....................         (14,363)         --
        Deferred revenues.........................           4,835       6,719
                                                        -----------  ----------
            Net cash used in operating activities.         (95,396)    (49,552)
                                                        -----------  ----------

INVESTING ACTIVITIES:
Purchase of property and equipment................          (1,001)     (4,113)
Other.............................................              (7)     (2,021)
                                                        -----------  ----------
            Net cash used in investing activities.          (1,008)     (6,134)
                                                        -----------  ----------

FINANCING ACTIVITIES:
Proceeds from bank borrowings.....................             339      26,427
Paydown on bank borrowings........................        (467,000)       (437)
Paydown on NAI Bridge Loan........................              --        (134)
Dividends on Preferred Stock......................         (15,482)    (15,483)
Paydowns on Senior Notes and Senior Discount Notes          (5,455)         --
Advances from related parties.....................         567,961         757
                                                        -----------  ----------
        Net cash provided by financing activities.          80,363      11,130
                                                        -----------  ----------

Decrease in cash and cash equivalents.............         (16,041)    (44,556)
Cash and cash equivalents at beginning of period..          78,453     112,664
                                                        -----------  ----------
Cash and cash equivalents at end of period........      $   62,412   $  68,108
                                                        ===========  ==========













              See notes to condensed consolidated financial statements

                             ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited; in thousands)


1. The accompanying unaudited condensed consolidated financial statements of ABC Family Worldwide, Inc., formerly known as Fox Family Worldwide, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

2. On October 24, 2001, Disney completed its previously announced acquisition of all of the outstanding common stock of the Company.

     In connection with the acquisition by Disney, the Company repaid $467.0 million of borrowings under its credit facility and the facility was terminated. This payment was funded by an advance from Disney totaling $522.4 million. Additionally, Disney repaid certain subordinated borrowings that the Company had with one of its former shareholders totaling $394.3 million.

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

                             ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited; in thousands)


     Immediately following the closing of the acquisition, the Company ceased to broadcast the Fox Kids Network (FKN), which is now operated by Fox Broadcasting Company (Fox). The Company is providing, under a licensing fee agreement, certain programming to Fox for the 2001-2002 broadcast season for broadcast on FKN.

     On October 24, 2001, Moody's Investor Service announced that it had upgraded the Company's senior unsecured notes due in 2007 to Baa1 from B1 following the completion of the acquisition of the company by Disney. In addition, Standard & Poor's announced that it had raised the Company's senior unsecured debt rating from B to A-, following the completion of the acquisition. As a result of these ratings upgrades, certain debt covenants no longer apply.

     During the six months ended March 31, 2002, the Company recorded acquisition charges totaling $363.8 million, due primarily to changes in its strategic direction resulting from the acquisition by Disney. The charges were primarily for write-offs of programming that, under Disney management, will not be utilized. Management is in the process of finalizing its review of the Company's operations and additional acquisition charges may be recorded. Additionally, the charges included employee related severance costs, one-time acquisition bonuses to certain Company executives, fixed asset write-downs and leasehold termination costs for facilities that will not be used.

     The Company will now file consolidated federal income tax returns with Disney. The Company determines its federal tax liability principally on a separate company basis and pays any liability to Disney. State tax returns are filed on an individual company basis except for certain states where they are filed on a combined basis with Disney. The Company determines its state tax liability for those combined states on a separate company basis and pays any liability to Disney.

3. As of March 31, 2002, the Company had amounts payable to Disney totaling $946.2 million. These amounts represent subordinated borrowings that the Company had with one of its former shareholders that were repaid by Disney and amounts owed to Disney under certain revolving credit agreements. The revolving credit agreements provide for borrowings totaling $700 million and expire in fiscal 2007. As of March 31, 2002, there were $545 million of borrowings outstanding under the revolving credit agreements. Interest expense for both the subordinated and revolving borrowings totaled $28.2 million reflecting an effective interest rate of approximately 7%.

4. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment operating income or loss amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

                                        Three Months            Six Months
                                       Ended March 31,       Ended March 31,
                                    --------------------  ---------------------
                                      2002        2001        2002       2001
                                    --------    --------   ---------  ---------
Revenues:
   Broadcasting                     $  82,658   $  98,072  $ 195,564  $ 239,261
   Production and Distribution         29,476      81,428     51,303    125,165
                                     --------    --------   --------   --------
                                    $ 112,134   $ 179,500  $ 246,867  $ 364,426
                                     ========    ========   ========   ========
Segment operating income (loss):
   Broadcasting                     $  14,631   $   8,035  $  29,775  $  53,301
   Production and Distribution         (2,509)     34,362    (15,757)    49,166
                                     --------    --------   --------   --------
                                    $  12,122   $  42,397  $  14,018  $ 102,467
                                     ========    ========   ========   ========

                             ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited; in thousands)

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to income before income taxes is as follows:

                                      Three Months           Six Months
                                     Ended March 31,       Ended March 31,
                                  --------------------   --------------------
                                     2002       2001        2002        2001
                                  ---------   --------   --------    --------
Segment operating income          $  12,122   $ 42,397   $  14,018   $ 102,467
Corporate and unallocated
 shared expenses                     (2,006)       710      (3,929)        959
Amortization of intangible assets   (10,131)   (10,131)    (20,261)    (20,261)
Interest expense, net               (42,671)   (42,467)    (86,139)    (85,219)
Acquisition charges                 (55,564)         -    (363,789)          -
Equity in earnings of affiliates        374       (362)        606       1,551
Minority interests                      (29)       684      (1,353)       (208)
                                  ---------   --------    --------    --------
Loss before income taxes          $ (97,905)  $ (9,169)  $(460,847)  $    (711)
                                  =========   ========    ========    ========

5. Comprehensive loss for the three months and six months ended March 31, 2002 and 2001, are as follows:

                                          Three Months            Six Months
                                        Ended March 31,         Ended March 31,
                                     ---------------------  --------------------
                                        2002        2001        2002       2001
                                     ---------   ---------   ---------  --------

Net loss                             $ (97,905)  $ (9,169)   $(460,847) $  (711)

Foreign currency translation
 adjustment                               (188)       577         (458)     101
                                      --------   ---------    ---------  -------
Comprehensive loss                   $ (98,093)  $ (8,592)   $(461,305) $  (610)
                                      =========  =========    =========  =======


6.  In July 2001, the Financial  Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Board also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

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

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

                           ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)


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


                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and six months ended March 31, 2002 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

Results of Operations

     Three months ended March 31, 2002 as compared with three months ended March 31, 2001

     Revenues for the quarter decreased 37.5%, or $67.4 million, to $112.1 million compared to the prior-year quarter. The decrease was driven by declines of $15.4 million and $52.0 million in broadcasting and production and distribution, respectively. Decreased broadcasting revenues were primarily due to the fact that the Company ceased to broadcast the Fox Kids Network upon the close of the acquisition by Disney, which reduced revenues by $9.8 million, and lower domestic advertising sales and domestic cable revenues. Decreased production and distribution revenues reflected lower domestic syndication revenues due to a large non-recurring deal in the prior year and lower foreign syndication revenues due to decreased production activity and several non-recurring deals in the prior year.

     Production and programming costs decreased 35%, or $28.8 million, to $53.4 million. Production and programming costs as a percentage of total revenues increased to 47.6% for the current period from 45.8% for the prior-year quarter. The increase in production and programming costs as a percentage of revenues is primarily due to higher amortization rates for the Company's film library due to programming mix.

     Selling, general and administrative expenses decreased 8.7%, or $4.5 million, to $47.4 million as compared to the prior-year quarter, reflecting lower marketing costs for the ABC Family Channel and decreases due to the transfer of the Fox Kids Network to Fox, partially offset by higher bad debt expenses and increased costs from international broadcast operations due to expansion.

     During the quarter, the Company recorded acquisition charges totaling $55.6 million due primarily to changes in its strategic direction resulting from the acquisition by Disney. The charges were primarily for write-offs of programming that, under Disney management, will not be utilized and employee severance costs. Management is in the process of finalizing its review of Company operations and additional acquisition related charges may be recorded.

                             ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net loss for the quarter was $97.9 million, compared to a net loss of $9.2 million for the prior-year quarter. The current period loss was driven by acquisition charges and decreased revenues, partially offset by lower production and programming costs. The Company has not provided for any income tax provision or benefit during the current or prior-year period. The combination of current losses and prior-year loss carry forwards resulted in no income tax liability and accordingly no provision. The Company has not recorded any income tax benefit as it is not certain that those benefits will be realized.

     Six months ended March 31, 2002 as compared with six months ended March 31, 2001

     Revenues for the six-month period decreased 32.3%, or $117.6 million, to $246.9 million compared to the prior-year six-month period. Revenues for the broadcast and production and distribution segments decreased $43.7 million and $73.9 million, respectively. Decreased broadcasting revenues were primarily due to the termination of Fox Kids Network broadcasts following the acquisition by Disney, which reduced revenues by $28.0 million, and lower domestic advertising sales and domestic cable revenues. The decrease in production and distribution revenues reflected lower domestic syndication revenues due to a large non-recurring deal in the prior year, lower merchandising and toy royalty revenue for certain licensed properties and lower foreign syndication revenues due to decreased production activity and several non-recurring deals in the prior year.

     Production and programming costs decreased 27.7%, or $42.0 million, to $109.5 million. Production and programming costs as a percentage of total revenues increased to 44.4% for the current six-month period from 41.6% for the prior-year period. The increase in production and programming costs as a percentage of revenues is primarily due to higher amortization rates for the Company's film library due to programming mix and increased airings of higher cost off-network programming on the ABC Family Channel.

     Selling, general and administrative expenses increased 17.9%, or $18.7 million, to $123.2 million as compared to the prior-year six-month period, reflecting higher legal and bad debt expenses and increased costs from international broadcast operations due to expansion, partially offset by decreases due to the transfer of the Fox Kids Network to Fox.

     During the six-month period, the Company recorded acquisition charges totaling $363.8 million due primarily to changes in its strategic direction resulting from the acquisition by Disney. The charges were primarily for write-offs of programs that, under Disney Management, will not be utilized. Management is in the process of finalizing its review of the Company's operations and additional acquisition charges may be recorded. Additionally, the charges included one-time acquisition bonuses to certain Company executives, employee-related severance costs, fixed asset write-downs and leasehold termination costs for facilities that will no longer be used.

     Net loss for the six-month period was $460.8 million, compared to a net loss of $ 0.7 million for the prior-year period. The current period loss was driven by acquisition charges, decreased revenues and higher selling, general and administrative costs, partially offset by lower production and programming costs. The Company has not provided for any income tax provision or benefit during the current or prior-year period. The combination of current losses and prior-year loss carry forwards resulted in no income tax liability and accordingly no provision. The Company has not recorded any income tax benefit as it is not certain that those benefits will be realized.

                             ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

     Net cash used in operating activities for the current six month period was $95.4 million, compared to $49.6 million for the prior-year six-month period, primarily due to lower earnings, the timing of the payments of accounts payable and accrued liabilities and stock option payments made in conjunction with the Disney acquisition, partially offset by the collection of related party receivables.

     Net cash used in investing activities was $1.0 million and $6.1 million for the current and prior-year six-month periods, respectively, and was primarily for property and equipment purchases.

     Net cash provided by financing activities was $80.4 million and $11.1 million for the current and prior-year six-month periods, respectively. In connection with the acquisition, all outstanding debt under the credit facility ($467.0 million) was repaid and the credit facility was terminated. This repayment was funded by an advance from Disney totaling $522.4 million. During the quarter ended March 31, 2002, Disney advanced an additional $45.5 million to the Company representing cash for operating requirements and interest and other charges. Additionally, during the current six-month period, the Company paid $15.5 million in preferred dividends and repaid $5.5 million of its senior notes and senior discount notes.

     On November 1, 2001, the Company made an election to change the payment terms on its 10 1/4% senior discount notes. Whereas interest on this debt accrued semi-annually to the principal balance to be paid at maturity, on November 1, 2001, the Company elected to change to semi-annual cash interest payments with the first payment being due May 1, 2002.

     Commitments to purchase broadcast programming were approximately $679 million at March 31, 2002. The Company expects to continue to enter into commitments to purchase broadcast programming rights.

     Management believes that cash flow from operations, cash on hand and funding from Disney, should be sufficient to fund its operations and service its debt for the foreseeable future.

OTHER MATTERS

Accounting Policies and Estimates

     We believe that the application of the following accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial Statements in the Annual Report on Form 10K for the year ended June 30, 2001.

     Film and television revenues and costs

     We expense the cost of film and television production and participations over the applicable product life cycle based upon the ratio of the current period's gross revenues to the estimated remaining total gross revenues. These estimates are calculated on an individual production basis for film and television and on an individual contract basis for sports rights. Estimates of total gross revenues can change due to a variety of factors, including the level of market acceptance, advertising rates and subscriber fees.

                           ABC FAMILY WORLDWIDE, INC.
                       (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Broadcast rights for theatrical movies, series and other programs are charged to expense based on the number of times the program is expected to be shown. Estimates of usage may change based on competition and audience acceptance. Accordingly, revenue estimates and planned usage are reviewed periodically and are revised if necessary. A change in revenue projections or planned usage could have an impact on our results of operations.

     Costs of film and television productions and programming costs for our television and cable networks are subject to valuation adjustments pursuant to the applicable accounting rules. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.

     Goodwill, Intangible Assets, Long-lived Assets and Investments

     We continuously monitor and evaluate the realizability of goodwill and intangible assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of existing assets, their carrying value is compared to our best estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. We also consider events or changes in circumstances, such as changes in the number of subscribers, which indicate that assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

     Long-lived assets include certain long-term investments. The fair value of the long-term investments is dependent on the performance of the companies we invest in, as well as volatility inherent in the external markets for these investments. In assessing potential impairment for these investments, we will consider these factors as well as forecasted financial performance of our investees. If these forecasts are not met, impairment charges may be required.

     Contingencies and Litigation

     We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Accounting Changes

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

     FAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

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

     The Company had no interest rate swaps, foreign exchange or other material financial instruments outstanding at March 31, 2002.

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


                                        ABC FAMILY WORLDWIDE, INC.




Date: May 15, 2002                      /s/ Mel Woods
                                        Mel Woods
                                        President, Chief Operating Officer and
                                        Chief Financial Officer (Principal
                                        Financial Officer)