Form 10-Q
period 2002-06-30
ABC FAMILY WORLDWIDE INC
filed 2002-08-13
CIK 1023186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002



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

                     YES |X|                       NO |_|
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2002, there were 160,000 shares of Class A Common Stock outstanding and 15,840,000 shares of Class B Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (unaudited; in thousands, except share data)


                                                 June 30,     September
                                                    2002         30, 2001

                                                ------------  -----------
Assets:
Cash and cash equivalents.......................$   100,798   $   78,453
Restricted cash.................................      8,229        8,227
Accounts receivable.............................    139,517      147,122
Amounts receivable from related parties.........     14,536      126,213
Programming costs...............................    362,229      656,795
Property and equipment, net.....................     34,686       44,760
Deferred income taxes...........................     44,576        3,228
Intangible assets, net..........................  1,400,145    1,430,536
Other assets....................................     28,213       34,367
                                                ------------  -----------
  Total assets..................................$ 2,132,929   $ 2,529,701
                                                ============  ===========

Liabilities and stockholders' deficit:
Accounts and taxes payable......................$    58,895   $   72,430
Accrued liabilities ............................    117,184      159,009
Accrued programming costs.......................    140,907      146,959
Deferred revenues...............................     20,910       33,928
Accrued participations..........................     27,559       33,337
Deferred income taxes...........................     44,577       17,591
Bank and other debt.............................    858,196    1,507,071
Amounts payable to related parties..............  1,243,344      400,949
                                                ------------  -----------
  Total liabilities.............................  2,511,572    2,371,274
                                                ------------  -----------
  Commitments and contingencies:

Series A Mandatorily  Redeemable Preferred
Stock, $0.001 par value;
  500,000 shares authorized; 345,000 shares
  issued and outstanding at September
  30, 2001 and June 30, 2002, respectively
  ($1,000 per share liquidation value) .........    345,000      345,000
                                                ------------  -----------

 Minority interest...............................    51,240       48,841
                                                ------------  -----------

Stockholders' deficit:
  Preferred   Stock,   $0.001  par  value;
   2,000,000  shares  authorized  of which
   500,000   shares  are   designated   as               --           --
   Series A  Preferred  Stock;  no  shares
   issued or outstanding........................
  Class A Common Stock,  $0.001 par value;
      2,000,000 shares
   authorized;  160,000  shares issued and
   outstanding  at September  30, 2001 and                            --
   June 30, 2002, respectively..................         --
  Class B Common Stock,  $0.001 par value;
      16,000,000 shares
   authorized,  15,840,000  shares  issued
   and  outstanding  at September 30, 2001
   and June 30, 2002, respectively..............         16           16
  Contributed capital...........................     78,671       78,671
  Accumulated other comprehensive loss..........     (7,468)      (8,618)
  Deficit.......................................   (846,102)    (305,483)
                                                ------------  -----------
   Total stockholders' deficit..................   (774,883)    (235,414)
                                                ------------  -----------
   Total   liabilities  and  stockholders'
    deficit.....................................$ 2,132,929   $2,529,701
                                                ============  ===========





           See notes to condensed consolidated financial statements

                           ABC FAMILY WORLDWIDE, INC.,
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (unaudited; in thousands)


                                         Three Months           Nine Months
                                        Ended June 30,         Ended June 30,
                                     --------------------   -------------------
                                         2002      2001       2002       2001
                                     ---------  ---------   ---------  --------
 Revenues...........................$  139,163 $ 202,840   $ 386,030  $ 567,266
 Costs and expenses:
   Production and programming.......   (63,428)  (98,466)   (172,915)  (249,966)
   Selling,general and administrative  (67,753)  (56,479)   (190,926)  (160,974)
   Depreciation.....................    (2,272)   (3,928)     (6,390)    (8,933)
   Amortization of intangible assets   (10,131)  (10,130)    (30,391)   (30,391)
   Acquisition charges..............     2,187        --    (361,602)        --
 Interest expense, net..............   (53,401)  (44,449)   (139,540)  (129,668)
 Equity in earnings of affiliates....      132       270         738      1,821

 Minority interests..................   (1,045)      256      (2,399)        48
                                     ----------  --------   ---------  ---------
 Loss before income taxes............  (56,548)  (10,086)   (517,395)   (10,797)
 Income taxes........................       --        --          --         --
                                     ----------  ---------  ---------  ---------
 Net loss.................... . . . $  (56,548) $(10,086)  $(517,395) $ (10,797)
                                     ==========  =========  =========  =========


































           See notes to condensed consolidated financial statements

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited; in thousands)

                                                         Nine Months Ended
                                                              June 30,
                                                       ------------  -----------
                                                           2002        2001
                                                       ------------  -----------
OPERATING ACTIVITIES:
Net loss..........................................   $   (517,395)   $  (10,797)
Adjustments  to reconcile net loss to net cash
used in operating activities:
     Depreciation.................................          6,390         8,933
     Amortization of intangibles..................         30,391        30,391
     Non-cash acquisition charges.................        313,594            --
     Loss on debt repayment.......................         12,807            --
     Equity in earnings of affiliates.............           (738)       (1,821)
     Minority interest in share of earnings.......          2,399           (48)
     Changes in operating assets and liabilities..          2,164       (49,471)
                                                        -----------  ----------
            Net cash used in operating activities.       (150,388)      (22,813)
                                                        -----------  ----------

INVESTING ACTIVITIES:
Purchase of property and equipment................         (3,180)      (10,818)
Other...................................................      (93)       (1,197)
                                                        -----------  ----------
            Net cash used in investing activities.         (3,273)      (12,015)
                                                        -----------  ----------

FINANCING ACTIVITIES:
Proceeds from bank borrowings.....................            339        31,920
Paydown on bank borrowings........................       (468,396)       (1,054)
Paydown on NAI Bridge Loan........................             --          (202)
Dividends on Preferred Stock......................        (23,224)      (23,225)
Paydowns on senior notes and senior discount notes....   (197,870)           --
Advances from related parties.....................        865,157         1,052
                                                        -----------  ----------
            Net cash provided by financing activities.    176,006         8,491
                                                        -----------  ----------

Increase (decrease) in cash and cash equivalents..         22,345       (26,337)
Cash and cash equivalents at beginning of period..         78,453       112,664
Cash and cash equivalents at end of period........      -----------  ----------
                                                      $   100,798  $     86,327
                                                        ===========  ==========


------------------------------------------------------------------------------





















           See notes to condensed consolidated financial statements

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited; in thousands)

1. The accompanying unaudited condensed consolidated financial statements of ABC Family Worldwide, Inc., formerly known as Fox Family Worldwide, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior-year amounts have been reclassified to conform to the current year presentation. Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.

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

     In connection with the acquisition by Disney, the Company repaid $467.0 million of borrowings under its credit facility and the facility was terminated. This payment was funded by an advance from Disney totaling $522.4 million. Additionally, Disney paid certain subordinated borrowings that the Company had with one of its former shareholders and other advances totaling $394.3 million on the Company's behalf. These amounts are now reported in amounts payable to related parties.

     In addition, pursuant to the closing of the acquisition and in accordance with the terms of their respective employment agreements, the Company made cash payments totaling $74.1 million to Company stock option holders for the vested option shares held by each option holder. There are no more options outstanding. The stock option expense related to these options had been previously recorded by the Company prior to the Disney acquisition.

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

     During the nine months ended June 30, 2002, the Company recorded acquisition charges totaling $361.6 million, due primarily to changes in its strategic direction resulting from the acquisition by Disney. The charges were primarily for write-offs of programming that, under Disney management, will not be utilized. Management is in the process of finalizing its review of the Company's operations and additional acquisition charges may be recorded. Additionally, the charges included employee related severance costs, one-time acquisition bonuses to certain Company executives, fixed asset write-downs and leasehold termination costs for facilities that will not be used.

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

3. As of June 30, 2002, the Company had amounts payable to Disney totaling approximately $1.24 billion. These amounts represent the repayment by Disney of subordinated borrowings that the Company had with one of its former shareholders and amounts loaned to the Company by Disney, subsequent to the acquisition, under certain revolving credit agreements. Additionally, amounts payable to Disney include funds advanced by Disney for operating needs. The revolving credit agreements provide for borrowings totaling $2.6 billion and expire in fiscal 2007. As of June 30, 2002, there were $777.3 million of borrowings outstanding under the revolving credit agreements and approximately $1.8 billion was available. The borrowings are due on October 23, 2006, and the Company may make prepayments of the outstanding principal amount without premiums or penalty. The borrowings bear interest at the Eurocurrency rate, as defined, and are payable semi-annually. Interest expense for both the subordinated and revolving borrowings totaled $41.7 million for the nine month period ended June 30, 2002 reflecting an effective interest rate of approximately 7%.

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

                                      Three Months           Nine Months
                                     Ended June 30,         Ended June 30,
                                  --------------------  ---------------------
                                    2002        2001       2002        2001
                                  --------    --------  ---------   ---------
Revenues:
   Broadcasting                   $ 109,481   $ 121,894 $ 305,045   $ 361,155
   Production and Distribution       29,682      80,946    80,985     206,111
                                   --------    --------  --------    ---------
                                  $ 139,163   $ 202,840 $ 386,030   $ 567,266
                                   ========    ========  =========   =========
Segment operating income (loss):
   Broadcasting                   $  21,848   $  20,505 $  51,623   $  73,806
   Production and Distribution      (14,745)     23,356   (30,502)     72,522
                                   --------    --------  --------    ---------
                                  $   7,103   $  43,861 $  21,121   $ 146,328
                                   ========    ========  =========   =========

     The Company evaluates the performance of its operating segments based on segment operating income. A reconciliation of segment operating income to loss before income taxes is as follows:

                                     Three Months             Nine Months
                                     Ended June 30,          Ended June 30,
                                  --------------------    --------------------
                                     2002       2001        2002        2001
                                  ---------   --------    --------    --------
Segment operating income          $   7,103   $  43,861   $  21,121   $ 146,328
Corporate and unallocated
  shared expenses                    (1,393)        106      (5,322)      1,065
Amortization of intangible assets   (10,131)    (10,130)    (30,391)    (30,391)
Acquisition charges                   2,187           -    (361,602)          -
Interest expense, net               (53,401)    (44,449)   (139,540)   (129,668)
Equity in earnings of affiliates        132         270         738       1,821
Minority interests                   (1,045)        256      (2,399)         48
                                   ---------   --------    --------    --------
Loss before income taxes          $ (56,548)  $ (10,086)  $(517,395)  $ (10,797)
                                   =========   ========    ========    ========

5. Comprehensive loss for the three months and nine months ended June 30, 2002 and 2001, are as follows:

                                      Three Months            Nine Months
                                     Ended June 30,         Ended June 30,
                                  ---------------------  ----------------------
                                     2002        2001        2002       2001
                                  ---------   ---------   ---------  ----------
Net loss                          $  (56,548) $ (10,086)  $(517,395)  $ (10,797)
Foreign  currency   translation
  adjustment                           1,608     (1,145)      1,150      (1,044)
                                  ---------   ---------   ---------  -----------
Comprehensive loss                $  (54,940) $  (11,231) $(516,245)  $ (11,841)
                                  ==========  =========   =========   ==========

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited; in thousands)

6. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Board also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively. In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (SFAS 145) and in June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).

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

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective October 1, 2001 and such adoption did not have a material impact on its consolidated results of operations and financial position.

     The most immediate impact of SFAS 145 is that losses on the early extinguishment of debt are no longer recorded as extraordinary items.

     SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY

     The Company's businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter and nine months ended June 30, 2002 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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

Results of Operations

     Three months ended June 30, 2002 as compared with three months ended June 30, 2001

     Revenues for the quarter decreased 31.4%, or $63.7 million, to $139.2 million compared to the prior-year quarter. The decrease was driven by declines of $12.4 million and $51.3 million in broadcasting and production and distribution, respectively. Decreased broadcasting revenues were primarily due to the fact that the Company ceased to broadcast the Fox Kids Network upon the close of the acquisition by Disney, which reduced revenues by $14.4 million, partially offset by higher subscriber fee revenues. Decreased production and distribution revenues reflected a non-recurring sale of a film library in the prior year and lower foreign syndication revenues due to decreased production activity and several non-recurring deals in the prior year.

     Production and programming costs decreased 35.6%, or $35.0 million, to $63.4 million. Production and programming costs as a percentage of total revenues decreased to 45.6% for the current period from 48.5% for the prior-year quarter. The decrease in production and programming costs as a percentage of revenues is primarily due to the sale of a film library in the prior year and lower film library amortization in the current year due to the mix of programming, partially offset by higher amortization expense for the ABC Family Channel due to increased airings of higher priced off-network programming.

     Selling, general and administrative expenses increased 20.0%, or $11.3 million, to $67.8 million as compared to the prior-year quarter, reflecting higher bad debt expenses and increased costs from international broadcast operations due to expansion, partially offset by decreases due to the transfer of Fox Kids Network to Fox.

     During the quarter, the Company adjusted its previously recorded acquisition charges as a result of management's continuing review of Company operations. Management is the process of finalizing its review of Company operations and additional acquisition charges may be recorded.

     Net interest expense includes a loss on the repurchase of debt totaling $12.8 million resulting from repurchases during the quarter of certain amounts of the Company's senior notes and senior discount notes at costs in excess of book value.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Net loss for the quarter was $56.5 million, compared to a net loss of $10.1 million for the prior-year quarter. The current period loss was driven by decreased revenues and higher selling, general and administrative charges, partially offset by lower production and programming costs. The Company has not provided for any income tax provision or benefit during the current or prior-year period. The combination of current losses and prior-year loss carry forwards resulted in no income tax liability and accordingly no provision. The Company has not recorded any income tax benefit as it is not certain that those benefits will be realized.

      Nine months ended June 30, 2002 as compared with nine months ended June 30, 2001

     Revenues for the nine-month period decreased 31.9%, or $181.2 million, to $386.0 million compared to the prior-year nine-month period. Revenues for the broadcast and production and distribution segments decreased $56.1 million and $125.1 million, respectively. Decreased broadcasting revenues were primarily due to the termination of Fox Kids Network broadcasts following the acquisition by Disney, which reduced revenues by $42.4 million, and lower domestic advertising sales and domestic subscriber fee revenues. The decrease in production and distribution revenues reflected a non-recurring sale of a film library in the prior year, lower merchandising and toy royalty revenue for certain licensed properties and lower foreign syndication revenues due to decreased production activity and several non-recurring deals in the prior year.

     Production and programming costs decreased 30.8%, or $77.1 million, to $172.9 million. Production and programming costs as a percentage of total revenues increased to 44.8% for the current nine-month period from 44.1% for the prior-year period. The increase in production and programming costs as a percentage of revenues is primarily due to higher amortization rates for the Company's film library due to programming mix, partially offset by decreases due to the film library sale in the prior year.

     Selling, general and administrative expenses increased 18.6%, or $30.0 million, to $190.9 million as compared to the prior-year nine-month period, reflecting higher legal and bad debt expenses and increased costs from international broadcast operations due to expansion, partially offset by decreases due to the transfer of the Fox Kids Network to Fox.

     During the nine-month period, the Company recorded acquisition charges totaling $361.6 million due primarily to changes in its strategic direction resulting from the acquisition by Disney. The charges were primarily for write-offs of programs that, under Disney management, will not be utilized. Management is in the process of finalizing its review of the Company's operations and additional acquisition charges may be recorded. Additionally, the charges included one-time acquisition bonuses to certain Company executives, employee-related severance costs, fixed asset write-downs and leasehold termination costs for facilities that will no longer be used.

     Net interest expense includes a loss on repurchase of debt totaling $12.8 million resulting from repurchases during the current-period of the Company's senior notes and senior discount notes at costs in excess of book value.

     Net loss for the nine-month period was $517.4 million, compared to a net loss of $10.8 million for the prior-year period. The current period loss was driven by acquisition charges, decreased revenues and higher selling, general and administrative costs, partially offset by lower production and programming costs. The Company has not provided for any income tax provision or benefit during the current or prior-year period. The combination of current losses and prior-year loss carry forwards resulted in no income tax liability and accordingly no provision. The Company has not recorded any income tax benefit as it is not certain that those benefits will be realized.

                              ABC FAMILY WORLDWIDE,
                   INC. (FORMERLY FOX FAMILY WORLDWIDE, INC.)
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

     Net cash used in operating activities for the current nine month period was $150.4 million, compared to $22.8 million for the prior-year nine-month period, primarily due to lower earnings, the timing of the payments of accounts payable and accrued liabilities and stock option payments made in conjunction with the Disney acquisition, partially offset by the collection of related party receivables.

     Net cash used in investing activities was $3.3 million and $12.0 million for the current and prior-year nine-month periods, respectively, and was primarily for property and equipment purchases.

     Net cash provided by financing activities was $176.0 million and $8.5 million for the current and prior-year nine-month periods, respectively. In connection with the acquisition, all outstanding debt under the $467.0 million credit facility was repaid and the credit facility was terminated. This repayment was funded by an advance from Disney totaling $522.4 million during the first quarter of the current year. During the six months ended June 30, 2002, Disney advanced an additional $342.8 million to the Company representing cash for operating requirements, interest, senior note and senior discount note buy backs and other charges. Additionally, during the current nine-month period, the Company repurchased certain of its senior notes and senior discount notes with a basis of $185.1 for a total cost of $197.9 million and paid $23.2 million in preferred dividends.

     The Company has revolving credit agreements with Disney, which provide for borrowings totaling $2.6 billion and expire in fiscal 2007. As of June 30, 2002, there were $777.3 million of borrowings outstanding under the revolving credit agreements and approximately $1.8 billion was available. The borrowings are due on October 23, 2006, and the Company may make prepayments of the outstanding principal amount without premiums or penalty. The borrowings bear interest at the Eurocurrency rate, as defined and is payable semi-annually. Interest expense for both the subordinated and revolving borrowings totaled $41.7 million for the nine month period ended June 30, 2002 reflecting an effective interest rate of approximately 7%.

     On November 1, 2001, the Company made an election to change the payment terms on its 10 1/4% senior discount notes. Whereas interest on this debt accrued semi-annually to the principal balance to be paid at maturity, on November 1, 2001, the Company elected to change to semi-annual cash interest payments with the first payment on May 1, 2002.

     Commitments to purchase broadcast programming were approximately $540.0 million, including approximately $140.9 million for available programming, at June 30, 2002. The Company expects to continue to enter into commitments to purchase broadcast programming rights.

     Management believes that cash flow from operations, cash on hand and funding from Disney, should be sufficient to fund its operations and service its debt for the foreseeable future.

OTHER MATTERS

Accounting Policies and Estimates

     We believe that the application of the following accounting policies, which are important to the Company's financial position and results of operations, requires significant judgments and estimates on the part of management. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 2 of the Consolidated Financial Statements in the Company's Annual Report on Form 10K for the year ended June 30, 2001.

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

     Goodwill, Intangible Assets, Long-lived Assets and Investments

     We continuously monitor and evaluate the realizability of goodwill and intangible assets, to determine whether their carrying values have been impaired. In evaluating the value and future benefits of existing assets, we compare their carrying value to our best estimate of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. We also consider events or changes in circumstances, such as changes in the number of subscribers, that indicate that assets may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets. If these estimates or related projections change in the future, we may be required to record impairment charges for these assets.

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

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Accounting Changes

     In July 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS
141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The FASB also issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively. In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 (SFAS 145) and in June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit on Disposal Activities (SFAS 146).

     SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

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

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective October 1, 2001 and such adoption did not have a material impact on its consolidated results of operations and financial position.

     The most immediate impact of SFAS 145 is that losses on the early extinguishment of debt are no longer recorded as extraordinary items.

                           ABC FAMILY WORLDWIDE, INC.
                      (FORMERLY FOX FAMILY WORLDWIDE, INC.)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. The Company plans to adopt SFAS 146 effective October 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

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

     The Company had no interest rate swaps, foreign exchange or other material financial instruments outstanding at June 30, 2002.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      99(a) Certification by Robert A. Iger, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

      99(b) Certification by Thomas O. Staggs, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                       SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ABC FAMILY WORLDWIDE, INC.




Date: August 12, 2002                        /s/ Thomas O. Staggs
                                             ---------------------------------
                                             Thomas O. Staggs
                                             Chief Financial Officer